Form 10-Q
period 2021-06-30
Artisan Acquisition Corp.
filed 2021-08-16
CIK 1844840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 33,934,235 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 9,983,559 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ARTISAN ACQUISITION CORP.

i

PART 1 — FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ARTISAN ACQUISITION CORP.

CONDENSED BALANCE SHEET

June 30, 2021

(UNAUDITED)

ASSETS
Current assets:
Cash	$451,315
Prepaid expenses	533,093
Total current assets	984,408

Prepaid insurance - noncurrent	440,760
Derivative asset - forward purchase agreement	612,761
Investments held in Trust Account	339,312,020
Total Assets	$341,349,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,805
Accrued offering costs	48,243
Promissory note - related party	1,150
Due to related party	124,740
Accrued expenses	298,415
Total current liabilities	485,353
Warrant liabilities	18,948,864
Deferred underwriting fee payable	11,876,982
Total Liabilities	31,311,199

Commitments (Note 7)
Class A ordinary shares subject to possible redemption, 33,934,235 shares at redemption value, actual and as adjusted, respectively	339,312,020

Shareholders’ Equity
Preference shares, $0.0001 par value; 3,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 33,934,235 shares issued; none outstanding (excluding 33,934,235 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 9,983,559 shares issued and outstanding	999
Additional paid-in capital	54,331
Accumulated deficit	(29,328,600)
Total Shareholders’ Equity	(29,273,270)
Total Liabilities and Shareholders’ Equity	$341,349,949

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTISAN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period from
		February 2,
		2021
		(Inception)
	Three Months Ended	Through
	June 30,	June 30,
	2021	2021
Operating and formation costs	$507,635	$513,135
Loss from operations	(507,635)	(513,135)
Expensed offering costs	(534,056)	(534,056)
Unrealized loss on investments held in Trust Account	(30,330)	(30,330)
Change in fair value of derivative asset - forward purchase agreement	223,119	223,119
Change in fair value of warrant liabilities	(4,694,294)	(4,694,294)
Net loss	$(5,543,196)	$(5,548,696)

Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	33,293,778	33,293,778
Basic and diluted net loss per share, Redeemable Class A ordinary shares	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B ordinary shares	9,389,100	9,242,521
Basic and diluted net loss per share, Non-Redeemable Class B ordinary shares	$(0.59)	$(0.60)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTISAN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

							Total
	Class A Ordinary Shares		Class B Ordinary Shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance - February 2, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	10,125,000	1,013	23,987	—	25,000

Net loss	—	—	—	—	—	(5,500)	(5,500)

Balance - March 31, 2021	—	—	10,125,000	1,013	23,987	(5,500)	19,500

Sale of 33,934,235 units in Initial Public Offering, less fair value of public warrants, net of offering costs	33,934,235	3,393	—	—	311,361,776	—	311,365,169

Excess of cash received from Sponsor over fair value of Private Placement Warrants	—	—	—	—	3,807,635	—	3,807,635

Record fair value of initial derivative asset - forward purchase agreement	—	—	—	—	389,642	—	389,642

Forfeiture of Class B ordinary shares	—	—	(141,441)	(14)	14	—	—

Class A ordinary shares subject to possible redemption	(33,934,235)	(3,393)	—	—	(315,528,723)	(23,779,904)	(339,312,020)

Net loss	—	—	—	—	—	(5,543,196)	(5,543,196)

Balance - June 30, 2021	—	$—	9,983,559	$999	$54,331	$(29,328,600)	$(29,273,270)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTISAN ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(5,548,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Expensed offering costs	534,056
Unrealized loss on investments held in Trust Account	30,330
Change in fair value of forward purchase agreement asset	(223,119)
Change in fair value of warrant liabilities	4,694,294
Changes in operating assets and liabilities:
Prepaid expenses	(972,703)
Accounts payable	12,805
Accrued expenses	298,415
Net cash used in operating activities	(1,174,618)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(339,342,350)
Net cash used in investing activities	(339,342,350)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriter's discount paid	332,555,503
Proceeds from sale of Private Placement Warrants	8,786,847
Payment of offering costs	(374,067)
Net cash provided by financing activities	340,968,283

Net Change in Cash	451,315
Cash - Beginning of period	—
Cash - End of period	$451,315

Supplemental disclosures of non-cash investing and financing activities:
Record ordinary shares subject to redemption	$339,312,020
Initial classification of warrant liabilities	$14,254,570
Deferred underwriting fee payable	$11,876,982
Deferred offering costs included in accrued offering costs	$48,243
Deferred offering costs included in due to related party	$124,740
Deferred offering costs paid by sponsor in exchange for Class B ordinary shares	$25,000
Prepaid expenses paid through promissory note - related party	$1,150
Forfeiture of Class B ordinary shares	$14

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through June 30, 2021 relates to the Company's formation, the initial public offering ("Initial Public Offering"), which is described below and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 13, 2021. On May 18, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300,000,000, which is discussed in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,333,333 Private Placement Warrants (as defined in Note 5) (the "Private Placement Warrants") at a purchase price of $1.50 per Private Placement Warrant in a private placement to Artisan LLC (the "Sponsor"), generating gross proceeds of $8,000,000, which is discussed in Note 5.

The Company had granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments, if any. On May 25, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 3,934,235 Units (the “Over-Allotment Units”), generating gross proceeds of $39,342,350.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 524,565 additional Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $786,847.

Upon closing of the Initial Public Offering and the sale of the Private Placement Warrants and the Over-Allotment Shares, a total of $339,342,350 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the exercise of the over-allotment option and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with maturities of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don't vote at all.

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

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity

As of June 30, 2021, the Company had $451,315 in cash held outside of the Trust Account and a working capital surplus of $499,055. The Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account, a loan of up to $300,000 under an unsecured and non-interest bearing promissory note (see Note 11), and proceeds made available to the Company under Working Capital Loans (as defined in Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On March 1, 2021, the Company entered into forward purchase agreements (the “Forward Purchase Agreements”) pursuant to which Aspex Master Fund (“Aspex”) and Pacific Alliance Asia Opportunity Fund L.P. (“PAG”) (referred to collectively as the “anchor investors”) have subscribed to purchase from the Company 6,000,000 forward purchase units (the “Forward Purchase Units”) (see Note 7). Each Forward Purchase Unit will consist of one Class A ordinary share (the “Forward Purchase Shares”) and one-fourth of one redeemable warrant to purchase one Class A ordinary share at $11.50 each (the “Forward Purchase Warrants”), for an aggregate amount of up to $60,000,000, or $10.00 per Forward Purchase Unit, in a private placement that will close concurrently with the closing of the Company’s initial Business Combination. In its analysis of the Forward Purchase Agreements, the Company concluded that the Forward Purchase Shares and Forward Purchase Warrants should be accounted for as separate units of account. Further, the Company determined that the Forward Purchase Shares should be classified in equity and the Forward Purchase Warrants should be classified as derivative liabilities. As such, the Forward Purchase Warrants were presented on the Company’s balance sheet as of May 18, 2021 as derivative liabilities measured at fair value.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 480-10, Distinguishing Liabilities from Equity ("ASC 480"), the Company concluded that the Forward Purchase Agreements should be accounted for as one unit of account. The fair value of the Forward Purchase Agreements as one unit of account was determined to be an asset and should have been recorded as such on the balance sheet as of May 18, 2021 in accordance with ASC 820, Fair Value Measurement, with changes in fair value at each reporting date recognized in the statement of operations in the period of change.

The Company’s accounting for the Forward Purchase Warrants as derivative liabilities instead of accounting for the Forward Purchase Agreements as derivative assets did not have any effect on the Company’s previously reported cash.

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables summarize the effect of the revision on each financial statement line item as of the date indicated:

	As Previously Reported	Adjustment	As Revised
Balance Sheet as of May 18, 2021 (audited)
Derivative asset - forward purchase agreement	$—	$389,642	$389,642
Total assets	$301,989,750	$389,642	$302,379,392
Warrant liabilities	$13,963,333	$(1,230,000)	$12,733,333
Total liabilities	$25,068,530	$(1,230,000)	$23,838,530
Accumulated deficit	$(23,103,780)	$1,619,642	$(21,484,138)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on May 17, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on May 19, 2021, May 25, 2021, and June 1, 2021. The interim results for the period from February 2, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Investments Held in Trust Account

At June 30, 2021, the $339,312,020 held in the Trust Account was held in money market funds, which are invested in U.S. Treasury securities. The investments held in the Trust Account are presented at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized losses on investments held in trust account on the accompanying condensed statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of June 30, 2021, 33,934,235 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants (as defined in Note 4) and Forward Purchase Agreement (as defined in Note 7) was estimated using a Black-Scholes Option Pricing Method - Barrier Option and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes Option Pricing Method (see Note 10).

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $19,235,879 as a result of the Initial Public Offering (consisting of $6,786,847 of underwriting fees, $11,876,982 of deferred underwriting fees and $572,050 of other offering costs). The Company recorded $18,701,823 of offering costs as a reduction of temporary equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $534,056 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

The provision for income taxes was deemed to be de minimis for the period from February 2, 2021 (inception) through June 30, 2021.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period.

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s condensed statements of operations include a presentation of net loss per share for ordinary shares subject to possible redemption and applies the two-class method in calculating net loss per share. Net loss per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the allocable unrealized loss on investments held in the Trust Account by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares (as defined in Note 6) as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net earnings (loss) per ordinary share (in dollars, except per share amounts):

		For the Period
		from February 2,
	Three Months	2021 (Inception)
	Ended June 30,	Through June 30,
	2021	2021
Class A ordinary shares subject to possible redemption
Numerator: Loss attributable to Class A ordinary shares subject to possible redemption
Unrealized loss on investments held in Trust Account	$(30,330)	$(30,330)
Net loss attributable to Class A ordinary shares subject to possible redemption	$(30,330)	$(30,330)

Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	33,293,778	33,293,778
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.00)	$(0.00)

Non-Redeemable Class B ordinary shares
Numerator: Net loss minus net loss attributable to Class A ordinary shares subject to possible redemption
Net loss	$(5,543,196)	$(5,548,696)
Less: Net loss attributable to Class A ordinary shares subject to possible redemption	30,330	30,330
Non-redeemable net loss	$(5,512,866)	$(5,518,366)

Denominator: Weighted average Non-Redeemable Class B Ordinary Shares
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B ordinary shares	9,389,100	9,242,521
Basic and diluted net loss per share, Non-Redeemable Class B ordinary shares	$(0.59)	$(0.60)

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement ("ASC 820"), approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature.

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) ("ASU 2020-06") to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on May 13, 2021. On May 18, 2021, the Company completed its Initial Public Offering of 30,000,000 Units, at $10.00 per Unit, generating gross proceeds of $300,000,000. Each Unit consisted of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On February 4, 2021, the Sponsor made a capital contribution of an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 8,625,000 Class B ordinary shares (the “Founder Shares”). On March 1, 2021, the Company effected a share capitalization pursuant to which an additional 1,500,000 Founder Shares were issued for no consideration, resulting in there being 10,125,000 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The Founder Shares include an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment option is not exercised in full, so that the sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus 6,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements (see Note 7). On May 25, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 3,934,235 Units, resulting in the subsequent forfeiture of 141,441 Class B ordinary shares.

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

Promissory Note — Related Party

On February 4, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of September 30, 2021 or the consummation of the Initial Public Offering. As of June 30, 2021, there was $1,150 outstanding borrowings under the Promissory Note.

Due to Related Party

As of June 30, 2021, an affiliate of the Sponsor has paid $124,740 to cover certain operating and offering costs on behalf of the Company. The outstanding balance is due on-demand.

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

The Company entered into an agreement, commencing on May 13, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees.

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

NOTE 7. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on May 13, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) have registration and shareholder rights to require the Company to register a sale of any of its securities held by them. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $6,786,847 in the aggregate upon the closing of the Initial Public Offering and the partial exercise of the over-allotment option. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $11,876,982 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee will be placed in the Trust Account and released to the underwriters only upon the completion of a Business Combination and (ii) the deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination.

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. WARRANTS

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021, there were 11,311,412 Public Warrants and 5,857,898 Private Placement Warrants outstanding. The Company accounts for the Public Warrants, Private Placement Warrants, and Forward Purchase Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 9. SHAREHOLDERS' EQUITY

Preference shares— The Company is authorized to issue 3,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 33,934,235 Class A ordinary shares issued and no shares outstanding, excluding 33,934,235 shares subject to possible redemption.

Class B ordinary shares— The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 9,983,559 Class B ordinary shares issued and outstanding.

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

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets
Investments held in Trust Account	$339,312,020	$339,312,020	$—	$—
Derivative asset - forward purchase agreement	$612,761	$—	$—	$612,761
Liabilities
Warrant liability – Public Warrants	$12,329,439	$—	$—	$12,329,439
Warrant liability – Private Placement Warrants	6,619,425	—	—	6,619,425
Total warrant liabilities	$18,948,864	$—	$—	$18,948,864

The Company utilizes a Black-Scholes Option Pricing Method - Barrier Option to value the Public Warrants and Forward Purchase Warrants and a Modified Black-Scholes Option Pricing Method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The estimated fair value of the derivative asset for the forward purchase agreement is determined using the Level 3 inputs used in the valuation of the warrant liabilities.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. There were no transfers between levels of the hierarchy for the period from February 2, 2021 (inception) through June 30, 2021.

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides the significant inputs to the Black-Scholes Option Pricing Method - Barrier Option for the fair value of the Public Warrants:

	At May 18, 2021
	(Initial Measurement)	At June 30, 2021
Public Unit price	$10.00	$9.96
Years to maturity	5.00	5.00
Redemption trigger price	$18.00	$18.00
Exercise price	$11.50	$11.50
Risk-free rate	0.84%	0.87%
Dividend yield	0.00%	0.00%
Volatility	15.00%	19.00%
Fair value of warrants	$0.82	$1.09

The following table provides the significant inputs to the Modified Black-Scholes Option Pricing Method for the fair value of the Private Placement Warrants:

	At May 18, 2021
	(Initial Measurement)	At June 30, 2021
Share price	$9.78	$9.64
Exercise price	$11.50	$11.50
Years to expiration	5.00	5.00
Volatility	15.00%	19.00%
Risk-free rate	0.84%	0.87%
Dividend yield	0.00%	0.00%
Fair value of warrants	$0.85	$1.13

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Forward	Private		Total
	Purchase	Placement	Public	Warrant
	Agreement	Warrants	Warrants	Liabilities
Fair value at February 2, 2021 (inception)	$—	$—	$—	$—
Initial measurement at May 18, 2021	389,642	4,533,333	8,200,000	12,733,333
Initial measurement of over-allotment warrants	—	445,879	1,075,358	1,521,237
Change in valuation inputs or other assumptions	223,119	1,640,213	3,054,081	4,694,294
Fair value at June 30, 2021	$612,761	$6,619,425	$12,329,439	$18,948,864

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On August 16, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Second Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Second Promissory Note is non-interest bearing and payable upon the consummation of a Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 2, 2021 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $5,543,196, which resulted from formation and operating costs of $507,635, expensed offering costs associated with the initial public offering and private placement sale of warrants of $534,056, change in the fair value of warrant liabilities of $4,694,294 and the unrealized loss on investments held in the Trust Account of $30,330, partially offset by the change in fair value of the forward purchase agreement derivative asset of $223,119.

For the period from February 2, 2021 (inception) through June 30, 2021, we had a net loss of $5,548,696, which resulted from formation and operating costs of $513,135, expensed offering costs associated with the initial public offering and private placement sale of warrants of $534,056, change in the fair value of warrant liabilities of $4,694,294 and the unrealized loss on investments held in the Trust Account of $30,330, partially offset by the change in fair value of the forward purchase agreement derivative asset of $223,119.

Liquidity and Capital Resources

For the period from February 2, 2021 (inception) through June 30, 2021, net cash used in operating activities was $1,174,618, which was due to our net loss of $5,548,696, changes in working capital accounts of $661,483, and the change in fair value of the forward purchase agreement derivative asset of $223,119, partially offset by the change in the fair value of warrant liabilities of $4,694,294, expensed offering costs of $534,056 and unrealized loss on investments held in the Trust Account of $30,330.

For the period from February 2, 2021 (inception) through June 30, 2021, net cash used in investing activities of $339,342,350 was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of warrants being deposited to the Trust Account.

Net cash provided by financing activities for the for the period from February 2, 2021 (inception) through June 30, 2021 of $340,968,283 was comprised of $332,555,503 in proceeds from the issuance of Units in the Initial Public Offering net of underwriter's discount paid and $8,786,847 in proceeds from the issuance of warrants in a private placement to our Sponsor, partially offset by payment of $374,067 for offering costs associated with the Initial Public Offering.

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

Prior to the completion of our initial business combination and subsequent to our initial public offering, we will use the proceeds from the initial public offering held outside the trust account, as well as have access to certain funds from loans from our sponsor, its affiliates or members of our management team. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We may have insufficient funds available to operate our business prior to our initial business combination. In order to finance transaction costs in connection with an intended initial business combination, our sponsor, its affiliates, our officer or certain of our directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements.

Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement entered into on May 13, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) have registration and shareholder rights to require the Company to register a sale of any of its securities held by them. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Promissory Notes - Related Party

On February 4, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of September 30, 2021 or the consummation of the Initial Public Offering. As of June 30, 2021, there was $1,150 in borrowings outstanding under the Promissory Note.

On August 16, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Second Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Second Promissory Note is non-interest bearing and payable upon the consummation of a Business Combination.

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments at the Proposed Public Offering price less the underwriting discounts and commissions. The underwriters partially exercised the over-allotment option on March 21, 2021.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $6,786,847 in the aggregate upon the closing of the Initial Public Offering and partial exercise of the over-allotment option. In addition, the underwriters are due a deferred fee of $0.35 per Unit, or $11,876,982 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee will be placed in the Trust Account and released to the underwriters only upon the completion of a Business Combination and (ii) the deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of June 30, 2021, 33,934,235 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the public warrants and forward purchase agreement was estimated using a Black-Scholes Option Pricing Method - Barrier Option and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes Option Pricing Method.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period.

The Company’s condensed statements of operations include a presentation of net loss per share for ordinary shares subject to possible redemption and applies the two-class method in calculating net loss per share. Net loss per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the allocable unrealized loss on investments held in the Trust Account by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as we are a smaller reporting company.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Revision of Previously Issued Financial Statements

We revised our prior position on accounting for warrants and have provided an update to our May 18, 2021 financial statement to revise the value of the Company's forward purchase agreement as described in Note 2 of the accompanying financial statements. However, the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the revision to the classification of the Warrants as liabilities in our financial statements, including our May 18, 2021 audited balance sheet, as described in Note 2 of the accompanying financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1*	Promissory note between the Company and Sponsor
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Artisan Acquisition Corp.

Date: August 16, 2021	By:	/s/ Cheng Yin Pan (Ben)
Name: Cheng Yin Pan (Ben)
Title: Chief Executive Officer and Director