Form 10-Q
period 2021-09-30
Artisan Acquisition Corp.
filed 2021-11-15
CIK 1844840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, there were 33,934,235 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 9,983,558 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ARTISAN ACQUISITION CORP.

i

PART 1 — FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ARTISAN ACQUISITION CORP.

CONDENSED BALANCE SHEET

September 30, 2021

(UNAUDITED)

ASSETS
Current assets:
Cash	$227,157
Prepaid expenses	514,051
Total current assets	741,208
Prepaid insurance - noncurrent	313,885
Investments held in Trust Account	339,362,925
Total Assets	$340,418,018

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,430
Accrued expenses	1,712,356
Accrued offering costs	12,650
Accrued expenses - related party	50,000
Total current liabilities	1,795,436
Warrant liabilities	19,690,172
Derivative liability - forward purchase agreement	1,111,201
Deferred underwriting fee payable	11,876,982
Total Liabilities	34,473,791

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 33,934,235 shares at redemption value	339,342,350

Shareholders' Deficit
Preference shares, $0.0001 par value; 3,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 33,934,235 shares issued; none outstanding (excluding 33,934,235 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 9,983,558 shares issued and outstanding	999
Additional paid-in capital	24,001
Accumulated deficit	(33,423,123)
Total Shareholders' Deficit	(33,398,123)
Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$340,418,018

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTISAN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period
		from February 2,
		2021 (Inception)
	Three Months Ended	Through
	September 30,	September 30,
	2021	2021
Operating and formation costs	$1,689,501	$2,202,636
Loss from operations	(1,689,501)	(2,202,636)
Expensed offering costs	—	(534,056)
Unrealized gain on investments held in Trust Account	50,905	20,575
Change in fair value of derivative liability - forward purchase agreement	(1,723,962)	(1,500,843)
Change in fair value of warrant liabilities	(741,308)	(5,435,602)
Net loss	$(4,103,866)	$(9,652,562)

Basic and diluted weighted average shares outstanding	43,917,793	24,987,098
Basic and diluted net loss per ordinary share	$(0.09)	$(0.39)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTISAN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

							Total
							Shareholders’
	Class A Ordinary Shares		Class B Ordinary Shares		Additional	Accumulated	Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	(Deficit)
Balance - February 2, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	10,125,000	1,013	23,987	—	25,000
Net loss	—	—	—	—	—	(5,500)	(5,500)
Balance - March 31, 2021	—	—	10,125,000	1,013	23,987	(5,500)	19,500
Sale of 33,934,235 units in Initial Public Offering, less fair value of public warrants, net of offering costs	33,934,235	3,393	—	—	311,361,776	—	311,365,169
Excess of cash received from Sponsor over fair value of Private Placement Warrants	—	—	—	—	3,807,635	—	3,807,635
Record fair value of initial derivative asset - forward purchase agreement	—	—	—	—	389,642	—	389,642
Forfeiture of Class B ordinary shares	—	—	(141,441)	(14)	14	—	—
Class A ordinary shares subject to possible redemption	(33,934,235)	(3,393)	—	—	(315,528,723)	(23,779,904)	(339,312,020)
Net loss	—	—	—	—	—	(5,543,196)	(5,543,196)
Balance - June 30, 2021	—	—	9,983,559	999	54,331	(29,328,600)	(29,273,270)
Forfeiture of Class B ordinary share	—	—	(1)	—	—	—	—
Reversal of offering costs	—	—	—	—	—	9,343	9,343
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(30,330)	—	(30,330)
Net loss	—	—	—	—	—	(4,103,866)	(4,103,866)
Balance – September 30, 2021	—	$—	9,983,558	$999	$24,001	$(33,423,123)	$(33,398,123)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTISAN ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(9,652,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Expensed offering costs	534,056
Unrealized gain on investments held in Trust Account	(20,575)
Change in fair value of forward purchase agreement asset	1,500,843
Change in fair value of warrant liabilities	5,435,602
Changes in operating assets and liabilities:
Prepaid expenses	(826,786)
Accounts payable	20,430
Accrued expenses	1,712,356
Accrued expenses - related party	50,000
Net cash used in operating activities	(1,246,636)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(339,342,350)
Net cash used in investing activities	(339,342,350)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriter's discount paid	332,555,503
Proceeds from sale of Private Placement Warrants	8,786,847
Payment of offering costs	(400,317)
Repayment of due to related party	(124,740)
Repayment of promissory note - related party	(1,150)
Net cash provided by financing activities	340,816,143

Net Change in Cash	227,157
Cash - Beginning of period	—
Cash - End of period	$227,157

Supplemental disclosures of non-cash investing and financing activities:
Accretion of Class A ordinary shares subject to redemption to redemption value	$27,977,181
Deferred underwriting fee payable	$11,876,982
Initial classification of derivative asset - forward purchase agreement	$389,642
Offering costs paid by related party	$124,740
Offering costs paid by Sponsor in exchange for Class B ordinary shares	$25,000
Offering costs included in accrued offering costs	$12,650
Reversal of accrued offering costs	$9,343
Prepaid expenses paid through promissory note - related party	$1,150
Forfeiture of Class B ordinary shares	$14

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

Artisan Acquisition Corp. (the "Company" or "Artisan") is a blank check company incorporated in the Cayman Islands on February 2, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through September 30, 2021 relates to the Company's formation, the initial public offering ("Initial Public Offering"), which is described below and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,333,333 warrants (the "Private Placement Warrants") at a purchase price of $1.50 per Private Placement Warrant in a private placement to Artisan LLC (the "Sponsor"), generating gross proceeds of $8,000,000, which is discussed in Note 4.

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

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification ("ASC") Topic 480, Distinguishing Liabilities from Equity ("ASC 480").

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don't vote at all.

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

Business Combination Agreement

On September 15, 2021, (i) the Company, (ii) Prenetics Global Limited, a Cayman Islands exempted company (“PubCo”), (iii) AAC Merger Limited, a Cayman Islands exempted company and a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), (iv) PGL Merger Limited, a Cayman Islands exempted company and a direct wholly owned subsidiary of PubCo (“Merger Sub 2,” and together with Merger Sub 1 the “Merger Subs”) and (v) Prenetics Group Limited, a Cayman Islands exempted company (“Prenetics”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA”).

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The BCA and the transaction contemplated thereby were unanimously approved by the board of directors of each of Artisan and Prenetics.

The BCA provides for, among other things, the following transactions: (i) Artisan will merge with and into Merger Sub 1, with Merger Sub 1 being the surviving entity in the merger, and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Initial Merger”), and (ii) following the Initial Merger, Merger Sub 2 will merge with and into Prenetics, with Prenetics being the surviving entity in the merger, and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Acquisition Merger”). The Initial Merger, the Acquisition Merger and the other transactions contemplated by the BCA are hereinafter referred to as the “Business Combination.”

The Business Combination is subject to customary closing conditions, including, without limitation, the required approval by Artisan’s shareholders.

Subject to, and in accordance with, the terms and conditions of the BCA, in connection with the Initial Merger, (i) every issued and outstanding Class A and Class B ordinary share of Artisan will automatically be cancelled in exchange for one PubCo Class A ordinary share and (ii) each issued and outstanding warrant of Artisan will cease to exist and be assumed by PubCo and converted automatically into a warrant to purchase one PubCo Class A ordinary share on substantially the same terms (the “Warrants”).

Subject to, and in accordance with, the terms and conditions of the BCA, in connection with the Acquisition Merger, (i) (a) each issued and outstanding ordinary share and preferred share in Prenetics (other than any shares of Prenetics held by Mr. Danny Yeung) immediately prior to the effective time of the Acquisition Merger will automatically be cancelled in exchange for such number of PubCo Class A ordinary shares that is equal to the Exchange Ratio (as described below and more fully defined in the BCA) and (b) each issued and outstanding ordinary share and preferred share in Prenetics held by Mr. Danny Yeung immediately prior to the effective time of the Acquisition Merger will automatically be cancelled in exchange for such number of PubCo Class B ordinary shares that is equal to the Exchange Ratio; and (ii) (a) each Prenetics restricted share unit (other than any Prenetics restricted share unit held by Mr. Danny Yeung) outstanding immediately prior to the effective time of the Acquisition Merger will automatically be assumed by PubCo and converted into an award of PubCo restricted share units representing the right to receive PubCo Class A Ordinary Shares under the Incentive Equity Plan (as defined below) equal to the product of (x) the number of Prenetics ordinary shares subject to such Prenetics restricted share unit and (y) the Exchange Ratio and (b) each Prenetics restricted share unit held by Mr. Danny Yeung outstanding immediately prior to the effective time of the Acquisition Merger will automatically be assumed by PubCo and converted into an award of PubCo restricted share units representing the right to receive PubCo Class B Ordinary Shares under the Incentive Equity Plan equal to the product of (x) the number of Prenetics ordinary shares subject to such Prenetics restricted share unit and (y) the Exchange Ratio.

The “Exchange Ratio” is a number determined by dividing the Price per Share (as described below and more fully defined in the BCA) by $10. “Price per Share” is defined in the BCA as the amount equal to $1,150,000,000 divided by such amount equal to (a) the aggregate number of Prenetics shares (i) that are issued and outstanding immediately prior to the effective time of Acquisition Merger and (ii) that are issuable upon the exercise of all Prenetics restricted share units, options, warrants, convertible notes and other equity securities of Prenetics that are issued and outstanding immediately prior to the effective time of Acquisition Merger minus (b) the Prenetics shares held by Prenetics or any of its subsidiaries (if applicable) as treasury shares.

PIPE Financing (Private Placement)

Concurrently with the execution of the BCA, certain investors (the “PIPE Investors”) entered into share subscription agreements (each, a “PIPE Subscription Agreement”), pursuant to which the PIPE Investors agreed to subscribe for and purchase PubCo Class A ordinary shares at $10.00 per share for an aggregate purchase price of $60,000,000 (the “PIPE Investment”). Pursuant the PIPE Subscription Agreements, the obligations of the parties to consummate the PIPE Investment are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) all conditions precedent under the BCA having been satisfied or waived (other than those to be satisfied at the closing of the Business Combination), (ii) the accuracy of representations and warranties in all material respects and (iii) material compliance with covenants.

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Forward Purchase Agreements

On March 1, 2021, the Company entered into forward purchase agreements (the "Forward Purchase Agreements") pursuant to which Aspex Master Fund (“Aspex”) and Pacific Alliance Asia Opportunity Fund L.P. (“PAG”) (referred to collectively as the “Anchor Investors”) have subscribed to purchase from the Company 6,000,000 Class A ordinary shares (the “Forward Purchase Shares”), plus an aggregate of 1,500,000 redeemable warrants to purchase one Class A ordinary share at $11.50 each (the “Forward Purchase Warrants”), for an aggregate amount of up to $60,000,000, or $10.00 per Class A ordinary share, in a private placement that will close concurrently with the closing of the Company’s initial Business Combination.

Concurrently with the execution of the BCA, the Anchor Investors entered into deeds of novation and amendment (each a “Deed of Novation and Amendment”), pursuant to which the Anchor Investors have agreed to replace their commitments to purchase the Class A ordinary shares and warrants of Artisan under the Forward Purchase Agreements with the commitment to purchase an aggregate of 6,000,000 PubCo Class A ordinary shares plus 1,500,000 redeemable PubCo warrants, for a purchase price of $10.00 per PubCo Class A ordinary share, as applicable, or $60,000,000 in the aggregate, in a private placement to close immediately prior to the closing of the Acquisition Merger.

Sponsor Support Agreement

Concurrently with the execution of the BCA, the Sponsor, Artisan, PubCo and certain directors and officer of Artisan listed thereto entered into a Sponsor support agreement and deed (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed to, among other things, (i) vote all Artisan shares held by Sponsor in favor of the transactions contemplated by the BCA and the other transaction documents and the related transaction proposals, (ii) vote against any proposals that would or would be reasonably likely to in any material respect impede the transactions contemplated by the BCA or any related transaction proposal, (iii) not transfer any share of Artisan until termination of the Sponsor Support Agreement, (iv) waive or not otherwise perfect any anti-dilution or similar protection with respect to any Class B ordinary shares of Artisan, (v) not elect to have any share of Artisan redeemed in connection with the Business Combination, and (vi) release Artisan, PubCo, Prenetics, and their respective subsidiaries from and against any and all actions, obligations, agreements, debts and liabilities whatsoever, whether known or unknown, both at law and in equity, which Artisan or any of its affiliates now has, has ever had or may hereafter have against Artisan, PubCo, Prenetics, and their respective subsidiaries arising on or prior to the closing or on account of or arising out of any matter occurring on or prior to the closing, except for claims with respect to the BCA, the ancillary documents to the BCA, and certain rights to indemnification or fee reimbursement. Each of the Sponsor and the independent directors of Artisan has also agreed, within certain periods of time from the closing of the Business Combination and subject to certain exceptions, not to sell, transfer, tender, grant, pledge, assign or otherwise dispose of (including by gift, tender or exchange offer, merger or operation of law), encumber, hedge or utilize a derivative to transfer the economic interest in any of the PubCo Class A ordinary shares and PubCo Warrants (as applicable) acquired in connection with the Initial Merger and PubCo Class A ordinary shares received upon the exercise of any PubCo warrants (as applicable).

Registration Rights Agreement

Concurrently with the execution of the BCA, Artisan, PubCo, the Sponsor and certain securityholders of Prenetics (the “Prenetics Holders”) entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, PubCo agreed to undertake certain resale shelf registration obligations in accordance with the U.S. Securities Act of 1933, as amended (the “Securities Act”) and the Sponsor and the Prenetics Holders have been granted customary demand and piggyback registration rights.

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Shareholder Support Agreements

Concurrently with the execution of the BCA, Artisan, PubCo, Prenetics and certain shareholders of Prenetics entered into shareholder support agreements and deeds (the “Shareholder Support Agreements”), pursuant to which each such shareholder of Prenetics has agreed to, among other things, (i) vote all Prenetics shares held by such shareholder in favor of the transactions contemplated by the BCA and the other transaction documents, (ii) vote against any proposals that would or would be reasonably likely to in any material respect impede the transactions contemplated by the BCA, (iii) not transfer any share of Prenetics until termination of the Shareholder Support Agreement, and (iv) within certain periods of time from the closing of the Business Combination and subject to certain exceptions, not sell, transfer, tender, grant, pledge, assign or otherwise dispose of (including by gift, tender or exchange offer, merger or operation of law), encumber, hedge or utilize a derivative to transfer the economic interest in any of the shares of PubCo issued in connection with the Acquisition Merger or upon settlement of the restricted share units of PubCo.

Assignment, Assumption and Amendment Agreement

Concurrently with the execution of the BCA, Artisan, PubCo and Continental Stock Transfer & Trust Company (“Continental”) entered into an amendment (the “Assignment, Assumption and Amendment Agreement”) to that certain warrant agreement, dated May 13, 2021, by and between Artisan and Continental (the “Existing Warrant Agreement”), to be effective upon closing pursuant to which, among other things, Artisan will agree to assign all of its right, title and interest in the Existing Warrant Agreement to PubCo.

The foregoing descriptions of the Business Combination Agreement and ancillary agreements are qualified in their entirety by reference to the full text of the agreements, copies of which were filed with the SEC on a Current Report on Form 8-K dated September 15, 2021 and which are incorporated herein by reference.

Going Concern Consideration

As of September 30, 2021, the Company had $227,157 in cash held outside the Trust Account and a working capital deficit of $1,054,228. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on May 17, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on May 19, 2021, May 25, 2021, and June 1, 2021. The interim results for the period from February 2, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Investments Held in Trust Account

At September 30, 2021, the $339,362,925 held in the Trust Account was held in money market funds, which are invested in U.S. Treasury securities. The investments held in the Trust Account are presented at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains on investments held in trust account on the accompanying condensed statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

All of the 33,934,235 Class A ordinary shares sold as part of the Units in the Initial Public Offering and subsequent partial exercise of the underwriters' over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Allocated fair value of proceeds	$330,066,992
Less:
Issuance costs allocated to Class A ordinary shares	(18,701,823)
Plus:
Accretion of carrying value to redemption value	27,977,181
Class A ordinary shares subject to possible redemption	$339,342,350

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants (as defined in Note 3) was estimated using a Black-Scholes Option Pricing Method - Barrier Option and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes Option Pricing Method (see Note 9).

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,169,310 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events.

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

			For the Period from February
	Three Months Ended		2, 2021 (Inception) Through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(3,170,960)	$(932,906)	$(6,443,433)	$(3,209,129)
Denominator:
Basic and diluted weighted average shares outstanding	33,934,235	9,983,558	16,679,788	8,307,310
Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.39)	$(0.39)

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

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

See Note 9 for additional information on assets and liabilities measured at fair value.

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

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On May 25, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 3,934,235 Over-Allotment Units, generating gross proceeds of $39,342,350.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 4, 2021, the Sponsor made a capital contribution of an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 8,625,000 Class B ordinary shares (the “Founder Shares”). On March 1, 2021, the Company effected a share capitalization pursuant to which an additional 1,500,000 Founder Shares were issued for no consideration, resulting in there being 10,125,000 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The Founder Shares include an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment option is not exercised in full, so that the sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus 6,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements (see Note 6). On May 25, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 3,934,235 Units, resulting in the subsequent forfeiture of 141,441 Class B ordinary shares. On September 14, 2021, the Sponsor surrendered 1 Class B ordinary share for no consideration.

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

In connection with the Forward Purchase Agreements (see Note 1), on March 1, 2021, the Sponsor transferred 375,000 Class B ordinary shares (an aggregate of 750,000 Class B ordinary shares) to each of the Anchor Investors for no cash consideration. The Class B ordinary shares are subject to forfeiture by the Forward Purchase Investors to the extent that the Forward Purchase Investors do not pay any portion of the forward purchase agreement purchase price.

The excess of the fair value of the Founder Shares was determined to be an offering cost of a Business Combination in accordance with Staff Accounting Bulletin Topic 5A. The Founders Shares are subject to forfeiture subject to a performance condition (i.e., the Anchor Investors purchasing Forward Purchase Shares and Forward Purchase Warrants upon consummation of a Business Combination). Offering costs related to the Founders Shares are recognized only when the performance condition is probable of occurrence. As of September 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no offering costs have been recognized. Offering costs would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified). The offering cost will be allocated to the Forward Purchase Shares and Forward Purchase Warrants based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities will be expensed as incurred in the statement of operations. Offering costs allocated to the Forward Purchase Shares will be charged to shareholder’s equity upon the completion of a Business Combination.

On March 8, 2021, the Sponsor sold 25,000 of its Class B ordinary shares of the Company to each of its four independent director nominees (the “Directors”) (or 100,000 Class B ordinary shares in total) for cash consideration of approximately $0.002 per share (the “Purchase Price”). These awards are subject to ASC 718, Compensation – Stock Compensation (“ASC 718”).

Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Promissory Notes — Related Party

On February 4, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of September 30, 2021 or the consummation of the Initial Public Offering. On July 26, 2021, the Company repaid the outstanding balance under the Promissory Note of $1,150.

On August 16, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Second Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Second Promissory Note is non-interest bearing and payable upon the consummation of a Business Combination. As of September 30, 2021, the Company had not borrowed any amount under the Second Promissory Note.

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Due to Related Party

As of September 30, 2021, an affiliate of the Sponsor has paid $124,740 to cover certain operating and offering costs on behalf of the Company. On July 26, 2021, the Company repaid the outstanding balance due to the affiliate of the Sponsor.

Administrative Support Agreement

The Company entered into an agreement, commencing on May 13, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. Under this agreement, $50,000 of expenses were incurred during the three and nine months ended September 30, 2021. As of September 30, 2021, $50,000 related to this agreement is recorded in accrued expenses - related party on the condensed balance sheet.

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

NOTE 6. COMMITMENTS

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

Underwriters Agreement

In connection with the Initial Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 4,500,000 additional Units to cover over-allotments. On May 25, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,934,235 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $39,342,350 to the Company.

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

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2021, there were 11,311,412 Public Warrants and 5,857,898 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. SHAREHOLDERS' EQUITY

Preference shares— The Company is authorized to issue 3,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 33,934,235 Class A ordinary shares issued and outstanding, including 33,934,235 Class A ordinary shares subject to possible redemption.

Class B ordinary shares— The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 9,983,558 Class B ordinary shares issued and outstanding.

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

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Investments held in Trust Account	$339,362,925	$339,362,925	$—	$—
Liabilities
Derivative liability - forward purchase agreement	$1,111,201	$—	$—	$1,111,201

Warrant liability – Public Warrants	$12,895,010	$12,895,010	$—	$—
Warrant liability – Private Placement Warrants	6,795,162	—	6,795,162	—
Total warrant liabilities	$19,690,172	$12,895,010	$6,795,162	$—

The Company utilized a Black-Scholes Option Pricing Method - Barrier Option for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ARTAW. The quoted price of the Public Warrants was $1.14 per warrant as of September 30, 2021.

The Company utilizes a Modified Black-Scholes Option Pricing Method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The expected volatility as of the date of the Initial Public Offering and as of June 30, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of September 30, 2021 was implied from the Company’s own Public Warrant pricing. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. As of September 30, 2021 the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The estimated fair value of the derivative liability for the forward purchase agreement is determined based on the value of the ordinary shares and warrants as compared to the purchase price adjusted for the probability of a Business Combination. As of September 30, 2021, the derivative liability for the forward purchase agreement is classified as Level 3 due to the use of unobservable inputs.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of September 30, 2021 after the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement as of September 30, 2021 due to the use of an observable market quote for a similar asset in an active market.

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides the significant inputs to the Black-Scholes Option Pricing Method - Barrier Option for the fair value of the Public Warrants:

As of May 18, 2021
(Initial Measurement)
Public Unit price	$10.00
Years to maturity	5.00
Redemption trigger price	$18.00
Exercise price	$11.50
Risk-free rate	0.84%
Dividend yield	0.00%
Volatility	15.00%
Fair value of warrants	$0.82

The following table provides the significant inputs to the Modified Black-Scholes Option Pricing Method for the fair value of the Private Placement Warrants:

	As of May 18, 2021	At September 30,
	(Initial Measurement)	2021
Share price	$9.78	$9.92
Exercise price	$11.50	$11.50
Years to expiration	5.00	5.00
Volatility	15.00%	17.60%
Risk-free rate	0.84%	0.98%
Dividend yield	0.00%	0.00%
Fair value of warrants	$0.85	$1.16

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of February 2, 2021 (inception)	$—
Initial measurement as of May 18, 2021	12,343,691
Initial measurement of over-allotment warrants	1,521,237
Change in fair value	4,471,175
Fair value as of June 30, 2021	18,336,103
Change in fair value	2,465,270
Transfer of Public Warrants to Level 1 measurement	(12,895,010)
Transfer of Private Warrants to Level 2 measurement	(6,795,162)
Fair value as of September 30, 2021	$1,111,201

The Company recognized losses in connection with changes in the fair value of warrant liabilities of $741,308 and $5,435,602 within change in fair value of warrant liabilities in the Condensed Statements of Operations during the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021, respectively. The Company recognized losses in connection with changes in the fair value of the derivative liability for the forward purchase agreement of $1,723,962 and $1,500,843 within change in fair value of derivative liability - forward purchase agreement in the Condensed Statements of Operations during the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021, respectively.

ARTISAN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. SUBSEQUENT EVENTS

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

Overview

We are a blank check company incorporated on February 2, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination pursuant to the forward purchase agreements (or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

Proposed Business Combination

On September 15, 2021, (i) Artisan Acquisition Corp., a Cayman Islands exempted company (“Artisan”), (ii) Prenetics Global Limited, a Cayman Islands exempted company (“PubCo”), (iii) AAC Merger Limited, a Cayman Islands exempted company and a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), (iv) PGL Merger Limited, a Cayman Islands exempted company and a direct wholly owned subsidiary of PubCo (“Merger Sub 2,” and together with Merger Sub 1 the “Merger Subs”) and (v) Prenetics Group Limited, a Cayman Islands exempted company (“Prenetics”) entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA”).

The BCA and the transaction contemplated thereby were unanimously approved by the board of directors of each of Artisan and Prenetics.

The BCA provides for, among other things, the following transactions: (i) Artisan will merge with and into Merger Sub 1, with Merger Sub 1 being the surviving entity in the merger, and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Initial Merger”), and (ii) following the Initial Merger, Merger Sub 2 will merge with and into Prenetics, with Prenetics being the surviving entity in the merger, and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Acquisition Merger”). The Initial Merger, the Acquisition Merger and the other transactions contemplated by the BCA are hereinafter referred to as the “Business Combination.”

The Business Combination

Subject to, and in accordance with, the terms and conditions of the BCA, in connection with the Initial Merger, (i) every issued and outstanding Class A and Class B ordinary share of Artisan will automatically be cancelled in exchange for one PubCo Class A ordinary share and (ii) each issued and outstanding warrant of Artisan will cease to exist and be assumed by PubCo and converted automatically into a warrant to purchase one PubCo Class A ordinary share on substantially the same terms (the “Warrants”).

Subject to, and in accordance with, the terms and conditions of the BCA, in connection with the Acquisition Merger, (i) (a) each issued and outstanding ordinary share and preferred share in Prenetics (other than any shares of Prenetics held by Mr. Danny Yeung) immediately prior to the effective time of the Acquisition Merger will automatically be cancelled in exchange for such number of PubCo Class A ordinary shares that is equal to the Exchange Ratio (as described below and more fully defined in the BCA) and (b) each issued and outstanding ordinary share and preferred share in Prenetics held by Mr. Danny Yeung immediately prior to the effective time of the Acquisition Merger will automatically be cancelled in exchange for such number of PubCo Class B ordinary shares that is equal to the Exchange Ratio; and (ii) (a) each Prenetics restricted share unit (other than any Prenetics restricted share unit held by Mr. Danny Yeung) outstanding immediately prior to the effective time of the Acquisition Merger will automatically be assumed by PubCo and converted into an award of PubCo restricted share units representing the right to receive PubCo Class A Ordinary Shares under the Incentive Equity Plan (as defined below) equal to the product of (x) the number of Prenetics ordinary shares subject to such Prenetics restricted share unit and (y) the Exchange Ratio and (b) each Prenetics restricted share unit held by Mr. Danny Yeung outstanding immediately prior to the effective time of the Acquisition Merger will automatically be assumed by PubCo and converted into an award of PubCo restricted share units representing the right to receive PubCo Class B Ordinary Shares under the Incentive Equity Plan equal to the product of (x) the number of Prenetics ordinary shares subject to such Prenetics restricted share unit and (y) the Exchange Ratio.

The “Exchange Ratio” is a number determined by dividing the Price per Share (as described below and more fully defined in the BCA) by $10. “Price per Share” is defined in the BCA as the amount equal to $1,150,000,000 divided by such amount equal to (a) the aggregate number of Prenetics shares (i) that are issued and outstanding immediately prior to the effective time of Acquisition Merger and (ii) that are issuable upon the exercise of all Prenetics restricted share units, options, warrants, convertible notes and other equity securities of Prenetics that are issued and outstanding immediately prior to the effective time of Acquisition Merger minus (b) the Prenetics shares held by Prenetics or any of its subsidiaries (if applicable) as treasury shares.

Holders of PubCo Class A ordinary shares will be entitled to one vote per share and holders of the PubCo Class B ordinary shares will be entitled to 20 votes per share. Each PubCo Class B ordinary share (x) is convertible into one PubCo Class A ordinary share at any time by the holder thereof, and (y) will automatically convert into one PubCo Class A ordinary share upon, among others and subject to certain limitations, the sale, transfer or other disposal by the holder thereof to any third party that is not a permitted transferee of such holder, in each case of the foregoing (x) and (y), subject to the terms and conditions of the amended and restated memorandum and articles of association of PubCo to be adopted and become effective immediately prior to the effective time of the Initial Merger (a form of which is attached to the BCA as an exhibit).

Representations and Warranties; Covenants

The BCA contains representations and warranties of the parties thereto that are customary for transactions of this nature, including with respect to, among other things: (i) organization, good standing and qualification; (ii) authorization; (iii) capitalization; (iv) consents; no conflicts; (v) financial statements; (vi) absence of certain changes; (vii) litigation; (viii) taxes; (ix) data protection; (x) compliance with laws (including with respect to permits and filings); (xi) material contracts; (xii) intellectual property; (xiii) labor and employee matters and (xiv) proxy/registration statement. The representations and warranties of the respective parties to the BCA will not survive the closing of the transaction.

Conditions to the Consummation of the Transaction

Consummation of the transactions contemplated by the BCA is subject to customary closing conditions, including approval by the shareholders of Artisan and Prenetics. The BCA also contains other conditions, including, among others: (i) the accuracy of representations and warranties to various standards, from no materiality qualifier to a material adverse effect qualifier, (ii) the bringdown to closing of a representation that no material adverse effect has occurred (both for Artisan and Prenetics); (iii) material compliance with pre-closing covenants, (iv) the delivery of customary closing certificates, (v) the absence of a legal prohibition on consummating the transactions, (vi) PubCo’s listing application with Nasdaq being approved, (vii) Artisan having at least US$5,000,001 of net tangible assets remaining after redemption; and (viii) the cash proceeds from the trust account established for the purpose of holding the net proceeds of Artisan’s initial public offering, plus cash proceeds from the PIPE Investments (as defined below), plus cash proceeds under the Forward Purchase Agreements (as amended by the Deeds of Novation and Amendment), plus any amount raised pursuant to permitted equity financings prior to closing of the Acquisition Merger, minus the aggregate amount payable to SPAC shareholders exercising their redemption rights, in the aggregate equaling no less than $200,000,000.

PIPE Subscription Agreements

Concurrently with the execution of the BCA, certain investors (the “PIPE Investors”) entered into share subscription agreements (each, a “PIPE Subscription Agreement”), pursuant to which the PIPE Investors agreed to subscribe for and purchase PubCo Class A ordinary shares at $10.00 per share for an aggregate purchase price of $60,000,000 (the “PIPE Investment”). Pursuant the PIPE Subscription Agreements, the obligations of the parties to consummate the PIPE Investment are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) all conditions precedent under the BCA having been satisfied or waived (other than those to be satisfied at the closing of the Business Combination), (ii) the accuracy of representations and warranties in all material respects and (iii) material compliance with covenants.

Deeds of Novation and Amendment to Forward Purchase Agreement

Prior to the initial public offering of Artisan, Artisan entered into forward purchase agreements (each a “Forward Purchase Agreement”), pursuant to which the anchor investors (each an “Anchor Investor”) agreed to purchase an aggregate of 6,000,000 Class A ordinary shares of Artisan plus 1,500,000 redeemable warrants of Artisan, for a purchase price of $10.00 per Class A ordinary share of Artisan, as applicable, or $60,000,000 in the aggregate, in a private placement to close immediately prior to the closing of the initial business combination of Artisan. Concurrently with the execution of the BCA, the Anchor Investors entered into deeds of novation and amendment (each a “Deed of Novation and Amendment”), pursuant to which the Anchor Investors have agreed to replace their Copies commitments to purchase the Class A ordinary shares and warrants of Artisan under the Forward Purchase Agreements with the commitment to purchase an aggregate of 6,000,000 PubCo Class A ordinary shares plus 1,500,000 redeemable PubCo warrants, for a purchase price of $10.00 per PubCo Class A ordinary share, as applicable, or $60,000,000 in the aggregate, in a private placement to close immediately prior to the closing of the Acquisition Merger.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 2, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in our trust account after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $4,103,866, which resulted from formation and operating costs of $1,689,501, change in the fair value of warrant liabilities of $741,308 and change in fair value of the forward purchase agreement derivative liability of $1,723,962, partially offset by the unrealized gain on investments held in the trust account of $50,905.

For the period from February 2, 2021 (inception) through September 30, 2021, we had a net loss of $9,652,562, which resulted from formation and operating costs of $2,202,636, expensed offering costs associated with the initial public offering and private placement sale of warrants of $534,056, change in the fair value of warrant liabilities of $5,435,602 and the change in fair value of the forward purchase agreement derivative liability of $1,500,843, partially offset by the unrealized gain on investments held in the trust account of $20,575.

Liquidity and Capital Resources

For the period from February 2, 2021 (inception) through September 30, 2021, net cash used in operating activities was $1,246,636, which was due to our net loss of $9,652,562 and unrealized gain on investments held in the trust account of $20,575, partially offset by the change in the fair value of warrant liabilities of $5,435,602, the change in fair value of the forward purchase agreement derivative liability of $1,500,843, changes in working capital accounts of $956,000 and expensed offering costs of $534,056.

For the period from February 2, 2021 (inception) through September 30, 2021, net cash used in investing activities of $339,342,350 was the result of the amount of net proceeds from our initial public offering and the private placement sale of warrants being deposited to the trust account.

Net cash provided by financing activities for the for the period from February 2, 2021 (inception) through September 30, 2021 of $340,816,143 was comprised of $332,555,503 in proceeds from the issuance of units in our initial public offering net of underwriter's discount paid and $8,786,847 in proceeds from the issuance of warrants in a private placement to our Sponsor, partially offset by payment of $400,317 for offering costs associated with the initial public offering.

On May 18, 2021, we consummated our initial public offering of 30,000,000 units. Each unit consists of one share of one Class A ordinary share of the Company, par value $0.0001 per share (the "Public Shares") and one-third of one redeemable warrant of the Company (the "Public Warrants"), with each whole warrant entitling the holder thereof to purchase one Class A ordinary shares for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000. The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units solely to cover over-allotments.

Simultaneously with the consummation of the Initial Public Offering, we completed the private sale of 5,333,333 warrants to our Sponsor, at a purchase price of $1.50 per warrant (the "Private Placement Warrants"), generating gross proceeds of $8,000,000. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the initial public offering held in a trust account. If we do not complete our initial business combination within 24 months from the closing of the initial public offering, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

On May 25, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 3,934,235 units, generating gross proceeds of $39,342,350.

Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of 524,565 additional Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $786,847.

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

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We may have insufficient funds available to operate our business prior to our initial business combination. In order to finance transaction costs in connection with an intended initial business combination, our sponsor, its affiliates, our officer or certain to our directors may, but are not obliged to, loan to us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

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

Promissory Notes - Related Party

On February 4, 2021, we issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which we could borrow up to $300,000 to cover expenses related to our initial public offering. The Promissory Note was non-interest bearing and was payable on the earlier of September 30, 2021 or the consummation of our initial public offering. On July 26, 2021, we repaid the outstanding balance under the Promissory Note of $1,150.

On August 16, 2021, we issued an unsecured promissory note to the Sponsor (the “Second Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000. The Second Promissory Note is non-interest bearing and payable upon the consummation of our initial business combination. As of September 30, 2021, we had not borrowed any amount under the Second Promissory Note.

Underwriters Agreement

In connection with our initial public offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 4,500,000 additional units to cover over-allotments. On May 25, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,934,235 units at an offering price of $10.00 per unit, generating additional gross proceeds of $39,342,350 to the Company.

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $6,786,847 in the aggregate upon the closing of our initial public offering and the partial exercise of the over-allotment option. In addition, the underwriters will be entitled to a deferred fee of $0.35 per unit, or $11,876,982 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee will be placed in the trust account and released to the underwriters only upon the completion of our initial business combination and (ii) the deferred fee will be waived by the underwriters in the event that we do not complete our initial business combination.

Forward Purchase Agreement

As more fully described in Note 1 and Note 5 in Item 1 to this Quarterly Report on Form 10-Q, we entered into the Forward Purchase Agreements with the Sponsor and Anchor Investors, which were subsequently amended in connection with the execution of the Business Combination Agreement.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 33,934,235 Class A ordinary shares sold as part of the units in our initial public offering and subsequent partial exercise of the underwriters' over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was estimated using a Black-Scholes Option Pricing Method - Barrier Option and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes Option Pricing Method.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in our initial public offering and private placement to purchase an aggregate of 17,169,310 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1(1)	Business Combination Agreement, dated as of September 15, 2021, by and among Artisan Acquisition Corp., Prenetics Global Limited, Prenetics Group Limited, AAC Merger Limited, and PGL Merger Limited
10.2(1)	Form of PIPE Subscription Agreements
10.3(1)	Deed of Novation and Amendment, dated as of September 15, 2021, by and among Artisan Acquisition Corp., Prenetics Global Limited, Artisan LLC and Aspex Master Fund
10.4(1)	Deed of Novation and Amendment, dated as of September 15, 2021, by and among Artisan Acquisition Corp., Prenetics Global Limited, Artisan LLC and Pacific Alliance Asia Opportunity Fund L.P.
10.5(1)

Sponsor Support Agreement and Deed, dated as of September 15, 2021, by and among Prenetics Global Limited, Prenetics Group Limited, Artisan Acquisition Corp., Artisan LLC, Mr. Cheng Yin Pan, Mr. William Keller, Mr. Mitch Garber, Mr. Fan (Frank) Yu and Mr. Sean O’Neill

10.6(1)

Registration Rights Agreement, dated as of September 15, 2021, by and among Prenetics Global Limited, Artisan Acquisition Corp., Artisan LLC, Mr. Danny Sheng Wu Yeung, Mr. Avrom Boris Lasarow and Mr. Lawrence Chi Hung Tzang

10.7(1)	Form of Shareholder Support Agreements
10.8(1)	Assignment, Assumption and Amendment Agreement, dated as of September 15, 2021, by and among Prenetics Global Limited, Artisan Acquisition Corp. and Continental Stock Transfer & Trust Company
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 15, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Artisan Acquisition Corp.

Date: November 15, 2021	By:	/s/ Cheng Yin Pan (Ben)
Name: Cheng Yin Pan (Ben)
Title: Chief Executive Officer and Director