Form 10-K
period 2021-12-31
Artisan Acquisition Corp.
filed 2022-03-04
CIK 1844840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40411

ARTISAN ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

71 Fort Street, PO Box 500 Grand Cayman, Cayman Islands, KY1-1106	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (852) 2523 1056

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	ARTAU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value	ARTA	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	ARTAW	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The registrant’s units began trading on Nasdaq Capital Market (“Nasdaq”) on May 14, 2021 and the registrant’s Class A ordinary shares, par value $0.0001, and warrants began trading on the Nasdaq on July 6, 2021.

There were 33,934,235 Class A ordinary shares and 9,983,558 Class B ordinary shares of the registrant outstanding on March 4, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ARTISAN ACQUISITION CORP.

CERTAIN TERMS

References to the “Company,” “Artisan,” “our,” “us” or “we” refer to Artisan Acquisition Corp., a blank check company incorporated in the Cayman Islands on February 2, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to Artisan LLC, a Cayman Islands limited liability company. “References to “anchor investors” refer to Aspex Master Fund (“Aspex”) and Pacific Alliance Asia Opportunity Fund L.P. (“PAG”). References to “initial shareholders” refer to our Sponsor, William Keller, Mitch Garber, Fan Yu, Sean O’Neill and the anchor investors. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to “public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares. References to “public warrants” are to our warrants sold as part of the units in our initial public offering.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Report”) or (“Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our proposed business combination with Prenetics Global Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands, (the “Business Combination”). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officer, key employees or directors following our initial business combination;
●	our officer and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward looking statements. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1. Business.

Company Overview

We are a blank check company incorporated in the Cayman Islands on February 2, 2021 and formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an early stage and emerging growth company and, as such, are subject to all of the risks associated with early stage and emerging growth companies.

On February 4, 2021, our Sponsor paid $25,000 in consideration for 8,625,000 Class B ordinary shares (the “founder shares”). Following a share capitalization on March 1, 2021, the Sponsor held an aggregate of 10,125,000 founder shares and then, in connection with entering into forward purchase agreements with the anchor investors (the “Forward Purchase Agreements”), transferred to the anchor investors an aggregate of 750,000 founder shares for no cash consideration. On March 8, 2021, the Sponsor transferred 25,000 founder shares to each of our independent directors.

The registration statement for our initial public offering was declared effective on May 13, 2021. On May 18, 2021, we consummated our initial public offering of 30,000,000 units, at $10.00 per unit, generating gross proceeds of $300,000,000. Each unit consisted of one Class A ordinary share and one-third of one redeemable warrant. Each public warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share.

Simultaneously with the closing of our initial public offering, we consummated the sale of 5,333,333 warrants at a price of $1.50 per warrant in a private placement (the “private placement warrants”) to our Sponsor, generating gross proceeds of $8,000,000. Each private placement warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in a trust account. If we do not complete a business combination within 24 months from the consummation of the initial public offering, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law).

In connection with our initial public offering, the underwriters were granted a 45-day option to purchase up to 4,500,000 additional units to cover over-allotments. On May 25, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,934,235 units at an offering price of $10.00 per unit, generating additional gross proceeds of $39,342,350 to the Company. Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 524,565 additional private placement warrants at a purchase price of $1.50 per private placement warrants in a private placement to the Sponsor, generating gross proceeds of $786,847.

On June 25, 2021, the Sponsor forfeited 141,441.25 founder shares as the underwriters’ over-allotment option was not exercised in full. On September 14, 2021 the Sponsor forfeited a further 0.75 founder shares, resulting in the Sponsor owning 9,133,558 founder shares.

The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the trust account if we do not consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of ordinary shares issued and outstanding upon the completion of our initial public offering plus the total number of Class A ordinary shares issued, deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued or to be issued to any seller in the initial business combination and any private placement warrants issued to our Sponsor, its affiliates or any member of our management team upon conversion of any working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three-year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates is less than $250 million as of the end of that year’s second fiscal quarter or (2) our annual revenues are less than $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is less than $700 million as of the end of that year’s second fiscal quarter.

Proposed Business Combination

On September 15, 2021, (i) our Company, (ii) Prenetics Global Limited, a Cayman Islands exempted company (“PubCo”), (iii) AAC Merger Limited, a Cayman Islands exempted company and a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), (iv) PGL Merger Limited, a Cayman Islands exempted company and a direct wholly owned subsidiary of PubCo (“Merger Sub 2,” and together with Merger Sub 1 the “Merger Subs”) and (v) Prenetics Group Limited, a Cayman Islands exempted company (“Prenetics”) entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA”). The BCA and the transaction contemplated thereby were unanimously approved by the board of directors of each of Artisan and Prenetics. On November 9, 2021, Prenetics filed a preliminary proxy statement on Form F-4 (File No: 333-260928) (as amended, the “Registration Statement”) relating to the Business Combination. The Business Combination is expected to close in the first quarter of 2022, subject to approval by our shareholders and other customary closing conditions.

The Business Combination

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

Subject to, and in accordance with, the terms and conditions of the BCA, in connection with the Initial Merger, (i) every issued and outstanding Class A and Class B ordinary share of Artisan will automatically be cancelled in exchange for one PubCo Class A ordinary share and (ii) each issued and outstanding warrant of Artisan will cease to exist and be assumed by PubCo and converted automatically into a warrant to purchase one PubCo Class A ordinary share on substantially the same terms.

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

PIPE Subscription Agreements

Concurrently with the execution of the BCA, certain investors (the “PIPE Investors”) entered into share subscription agreements (each, a “PIPE Subscription Agreement”), pursuant to which the PIPE Investors agreed to subscribe for and purchase PubCo Class A ordinary shares at $10.00 per share for an aggregate purchase price of $60,000,000 (the “PIPE Investment”). Pursuant the PIPE Subscription Agreements, the obligations of the parties to consummate the PIPE Investment are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) all conditions precedent under the BCA having been satisfied or waived (other than those to be satisfied at the closing of the Business Combination (the “Closing”)), (ii) the accuracy of representations and warranties in all material respects and (iii) material compliance with covenants.

Deeds of Novation and Amendment to Forward Purchase Agreement

Pursuant to the Forward Purchase Agreements, the anchor investors agreed to purchase an aggregate of 6,000,000 Class A ordinary shares of Artisan plus 1,500,000 redeemable warrants of Artisan, for a purchase price of $10.00 per Class A ordinary share of Artisan, as applicable, or $60,000,000 in the aggregate, in a private placement to close immediately prior to the closing of the initial business combination of Artisan. Concurrently with the execution of the BCA, the anchor investors entered into deeds of novation and amendment (each a “Deed of Novation and Amendment”), pursuant to which the anchor investors have agreed to replace their Copies commitments to purchase the Class A ordinary shares and warrants of Artisan under the Forward Purchase Agreements with the commitment to purchase an aggregate of 6,000,000 PubCo Class A ordinary shares plus 1,500,000 redeemable PubCo warrants, for a purchase price of $10.00 per PubCo Class A ordinary share, as applicable, or $60,000,000 in the aggregate, in a private placement to close immediately prior to the closing of the Acquisition Merger.

Sponsor Support Agreement

Concurrently with the execution of the BCA, Artisan, the Sponsor, PubCo and certain directors and officer of Artisan listed thereto entered into a Sponsor support agreement and deed (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed to, among other things, (i) vote all Artisan shares held by Sponsor in favor of the transactions contemplated by the BCA and the other transaction documents and the related transaction proposals, (ii) vote against any proposals that would or would be reasonably likely to in any material respect impede the transactions contemplated by the BCA or any related transaction proposal, (iii) not transfer any share of Artisan until termination of the Sponsor Support Agreement, (iv) waive or not otherwise perfect any anti-dilution or similar protection with respect to any Class B ordinary shares of Artisan, (v) not elect to have any share of Artisan redeemed in connection with the Business Combination, and (vi) release Artisan, PubCo, Prenetics, and their respective subsidiaries from and against any and all actions, obligations, agreements, debts and liabilities whatsoever, whether known or unknown, both at law and in equity, which Artisan or any of its affiliates now has, has ever had or may hereafter have against Artisan, PubCo, Prenetics, and their respective subsidiaries arising on or prior to the closing or on account of or arising out of any matter occurring on or prior to the closing, except for claims with respect to the BCA, the ancillary documents to the BCA, and certain rights to indemnification or fee reimbursement. Each of the Sponsor and the independent directors of Artisan has also agreed, within certain periods of time from the Closing and subject to certain exceptions, not to sell, transfer, tender, grant, pledge, assign or otherwise dispose of (including by gift, tender or exchange offer, merger or operation of law), encumber, hedge or utilize a derivative to transfer the economic interest in any of the PubCo Class A ordinary shares and PubCo Warrants (as applicable) acquired in connection with the Initial Merger and PubCo Class A ordinary shares received upon the exercise of any PubCo warrants (as applicable).

Assignment, Assumption and Amendment Agreement

Concurrently with the execution of the BCA, Artisan, PubCo and Continental Stock Transfer & Trust Company (“Continental”) entered into an amendment (the “Assignment, Assumption and Amendment Agreement”) to that certain warrant agreement, dated May 13, 2021, by and between Artisan and Continental (the “Existing Warrant Agreement”), to be effective upon the Closing pursuant to which, among other things, Artisan will agree to assign all of its right, title and interest in the Existing Warrant Agreement to PubCo.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain provisions designed to provide certain rights and protections relating to our initial public offering that will apply to us until the completion of our initial business combination. These provisions cannot be amended without a special resolution under Cayman Islands law. As a matter of Cayman Islands law, a resolution is deemed to be a special resolution where it has been approved by either (i) the affirmative vote of shareholders holding a majority of not less than two-thirds of the shares (or any higher threshold specified in a company’s articles of association) which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company; or (ii) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders entitled to vote. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by the affirmative vote of shareholders holding a majority of not less than two-thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a general meeting of the company (i.e., the lowest threshold permissible under Cayman Islands law), or by a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company, provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by the affirmative vote of shareholders holding a majority of not less than two-thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company which shall include the affirmative vote of holders of a simple majority of our Class B ordinary shares or by a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company.

Our initial shareholders and their permitted transferees, if any, will participate in any vote to amend our amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose.

Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	We will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.
●	If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law;
●	Prior to or in connection with our initial business combination, we may not issue additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on our initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of our initial public offering or (y) amend the foregoing provisions;
●	Although we do not intend to enter into a business combination with a target business that is affiliated with our sponsor, officer or directors, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such a business combination is fair to our company from a financial point of view;
●	If a shareholder vote on our initial business combination is not required by applicable law or stock exchange listing requirements and we do not decide to hold a shareholder vote for business or other reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act;
●	So long as our securities are then listed on Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of signing a definitive agreement to enter into the initial business combination;
●	If our shareholders approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, we will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, subject to the limitations described herein; and
●	We will not effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In addition, our amended and restated memorandum and articles of association provide that under no circumstances will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

The Companies Act permits a company incorporated in the Cayman Islands to amend its memorandum and articles of association with the approval of a special resolution, which requires the affirmative vote of shareholders holding a majority of not less than two-thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting, or by a unanimous written resolution. A company’s articles of association may specify that the approval of a higher majority is required but, provided the approval of the required majority is obtained, any Cayman Islands exempted company may amend its memorandum and articles of association regardless of whether its memorandum and articles of association provide otherwise. Accordingly, although we could amend any of the provisions relating to our structure and business plan which are contained in our amended and restated memorandum and articles of association, we view all of these provisions as binding obligations to our shareholders and neither we, nor our officer or directors, will take any action to amend or waive any of these provisions unless we provide dissenting public shareholders with the opportunity to redeem their public shares.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently utilize office space at 71 Fort Street, Grand Cayman, Cayman Islands, KY1-1106 as our executive offices. We consider our current office space adequate for our current operations.

Employees

We currently have one officer: Cheng Yin Pan (Ben), our Chief Executive Officer. The individual is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been elected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently utilize office space at 71 Fort Street, Grand Cayman, Cayman Islands, KY1-1106 as our executive offices. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or our officer or directors.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our publicly traded Class A ordinary shares, public units and public warrants are currently listed on Nasdaq the under the symbols “ARTA,” “ARTAU” and “ARTAW,” respectively. Prenetics intends to list its public shares and public warrants on Nasdaq under the symbols “PRE” and “PREW,” respectively, upon the Closing.

Holders

As of December 31, 2021, we had one holder of record of our ordinary shares, one holder of record of our units, and two holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On February 4, 2021, our Sponsor paid $25,000 in consideration for 8,625,000 Class B ordinary shares (the “founder shares”). Prior to the initial investment of $25,000 by our Sponsor, we had no assets, tangible or intangible. Following a share capitalization on March 1, 2021, the Sponsor held an aggregate of 10,125,000 founder shares and then, in connection with entering into forward purchase agreements with the anchor investors (the “Forward Purchase Agreements”), transferred to the anchor investors an aggregate of 750,000 founder shares for no cash consideration. On March 8, 2021, the Sponsor transferred 25,000 founder shares to each of our independent directors. On June 25, 2021, the Sponsor forfeited 141,441.25 founder shares as the underwriters’ over-allotment option was not exercised in full. On September 14, 2021 the Sponsor forfeited a further 0.75 founder shares, resulting in the Sponsor owning 9,133,558 founder shares.

Simultaneously with the closing of our initial public offering, we consummated the sale of 5,333,333 private placement warrants at a price of $1.50 per warrant to our Sponsor, generating gross proceeds of $8,000,000. Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 524,565 additional private placement warrants at a purchase price of $1.50 per private placement warrants in a private placement to the Sponsor, generating gross proceeds of $786,847. Each private placement warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share.

Use of Proceeds

On May 18, 2021, we consummated our initial public offering of 30,000,000 units (the “units” and, with respect to the Class A ordinary shares included in the units sold, the “public shares”), at $10.00 per unit, generating gross proceeds of $300,000,000.

The underwriters were granted a 45-day option to purchase up to 4,500,000 additional units to cover over-allotments, if any. On May 25, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 3,934,235 units (the “over-allotment units”), generating gross proceeds of $39,342,350.

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

On August 16, 2021, we issued an unsecured promissory note to the Sponsor (the “Second Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000. The Second Promissory Note is non-interest bearing and payable upon the consummation of our initial business combination. As of December 31, 2021, we had not borrowed any amount under the Second Promissory Note.

Transaction costs related to the issuances described above amounted to $19,235,879, consisting of $6,786,847 of cash underwriting fees, $11,876,982 of deferred underwriting fees and $572,050 of other offering costs. A total of $339,342,350 ($10.00 per Unit) from the net proceeds of the sale of the units, over-allotment units and private placement warrants was placed in a trust account.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on February 2, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company is not limited to a particular industry or geographic region for purposes of consummating a business combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 2, 2021 (inception) through December 31, 2021 were organizational activities necessary to prepare for the our initial public offering, identifying a target for our business combination, and activities in connection with the proposed We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in our trust account after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 2, 2021 (inception) through December 31, 2021, we had a net loss of $3,307,421, which resulted from professional fees and other expenses of $3,943,227, change in fair value of the forward purchase agreement derivative liability of $874,285 and expensed offering costs associated with the initial public offering and private placement sale of warrants of $534,056, partially offset by the change in the fair value of warrant liabilities of $2,005,780, unrealized gain on investments held in the trust account of $34,150 and dividend income on investments held in Trust Account of $4,217.

Proposed Business Combination

On September 15, 2021, (i) our Company, (ii) Prenetics Global Limited, a Cayman Islands exempted company, (iii) AAC Merger Limited, a Cayman Islands exempted company and a direct wholly owned subsidiary of PubCo, (iv) PGL Merger Limited, a Cayman Islands exempted company and a direct wholly owned subsidiary of PubCo, and (v) Prenetics entered into the BCA. For a more detailed description for the transactions contemplated under the BCA, see “Item 1. Business.”

Liquidity and Capital Resources

For the period from February 2, 2021 (inception) through December 31, 2021, net cash used in operating activities was $1,372,731, which was due to the change in the fair value of warrant liabilities of $2,005,780, our net loss of $3,307,421, unrealized gain on investments held in the trust account of $34,150 and dividend income on investments held in the trust account of $4,217, offset in part by changes in working capital accounts of $2,570,496, the change in fair value of the forward purchase agreement derivative liability of $874,285 and expensed offering costs of $534,056.

For the period from February 2, 2021 (inception) through December 31, 2021, net cash used in investing activities of $339,342,350 was the result of the amount of net proceeds from our initial public offering and the private placement sale of warrants being deposited to the trust account.

Net cash provided by financing activities for the for the period from February 2, 2021 (inception) through December 31, 2021 of $340,817,293 was comprised of $332,555,503 in proceeds from the issuance of units in our initial public offering net of underwriters’ discount paid, $8,786,847 in proceeds from the issuance of warrants in a private placement to our Sponsor, $124,740 in proceeds from the advance from related party and $1,150 in proceeds from issuance of promissory note - related party, partially offset by payment of $525,057 for offering costs associated with the initial public offering, repayment of $124,740 advance from related party and repayment of $1,150 promissory note - related party.

On May 18, 2021, we consummated our initial public offering of 30,000,000 units. Each unit consists of one share of one Class A ordinary share of the Company, par value $0.0001 per share and one-third of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary shares for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000. The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional units solely to cover over-allotments.

Simultaneously with the consummation of the initial public offering, we completed the private sale of 5,333,333 warrants to our Sponsor, at a purchase price of $1.50 per warrant (the “private placement warrants”), generating gross proceeds of $8,000,000. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in a trust account. If we do not complete our initial business combination within 24 months from the closing of the initial public offering, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

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

Prior to the completion of our initial business combination and subsequent to our initial public offering, we will use the proceeds from the initial public offering held outside the trust account, as well as have access to certain funds from loans from the Sponsor, its affiliates or our officer or directors. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We may have insufficient funds available to operate our business prior to our initial business combination. In order to finance transaction costs in connection with an intended initial business combination, the Sponsor, its affiliates, our officer or certain to our directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor, its affiliates or our officer and directors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements.

Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement entered into on May 13, 2021, holders of the founder shares, private warrants and warrants that may be issued upon conversion of any working capital loans, and any Class A ordinary shares issuable upon the exercise of these warrants have registration and shareholder rights to require the Company to register a sale of any such securities held by them. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. However, we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period.

Pursuant to the Forward Purchase Agreements, we have agreed that we will use our reasonable best efforts (i) to file within 30 days after the closing of the initial business combination (and, with respect to (ii)(B) below, within 30 days following announcement of the results of the shareholder vote relating to our initial business combination or the results of our offer to shareholders to redeem their Class A ordinary shares in connection with our initial business combination (whichever is later), which we refer to as the “disclosure date”) a registration statement with the SEC for a secondary offering of (A) the forward purchase securities, Class A ordinary shares underlying the forward purchase warrants and the Class A ordinary shares into which the anchor investors’ founder shares are convertible, (B) any other Class A ordinary shares or warrants acquired by the anchor investors any time after we complete our initial business combination, and (C) any other equity security of the Company issued or issuable with respect to the securities referred to in (i)(A) and (i)(B) by way of a share capitalization or share sub-division or in connection with a combination of shares, recapitalization, merger, consolidation or reorganization, (ii) to cause such registration statement to be declared effective promptly thereafter, but in no event later than 60 days after the closing of the initial business combination, and (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the anchor investor or its assignee ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreements.

Concurrently with the execution of the BCA, Artisan, PubCo, the Sponsor and certain shareholders of Prenetics entered into a registration rights agreement (the “Registration Rights Agreement”), to be effective upon the Closing. Following the execution of the BCA, all existing parties to the Registration Rights Agreement and several shareholders of Prenetics entered into a deed of joinder, pursuant to which such shareholders of Prenetics agreed to be bound by the terms and conditions of, and were granted the registration rights under, the Registration Rights Agreement.

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

On August 16, 2021, we issued an unsecured promissory note to the Sponsor (the “Second Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000. The Second Promissory Note is non-interest bearing and payable upon the consummation of our initial business combination. As of December 31, 2021, we had not borrowed any amount under the Second Promissory Note.

Underwriting Agreement

On May 13, 2021, we entered into an Underwriting Agreement with Credit Suisse Securities LLC and UBS Securities LLC. Upon the closing of our initial public offering and the partial exercise of the over-allotment option, the underwriters were paid a cash underwriting discount of $0.20 per unit, or $6,786,847 in the aggregate. In addition, the underwriters will be entitled to a deferred fee of $0.35 per unit, or $11,876,982 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee has been placed in the trust account and released to the underwriters only upon the completion of our initial business combination and (ii) the deferred fee will be waived by the underwriters in the event that we do not complete our initial business combination.

Administrative Services Agreement

The Company entered into an agreement, commencing on May 13, 2021, to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon the completion of a business combination or liquidation, the Company will cease paying these monthly fees.

Forward Purchase Agreements

On March 1, 2021, we entered into the Forward Purchase Agreements with the Sponsor and the anchor investors, which were subsequently amended in connection with the execution of the BCA.

Placement Fees

On July 17, 2021, the Company entered into an agreement (which was amended on October 7, 2021) with certain investment banks (the “PIPE Placement Agents”) to assist in raising the funds in the PIPE financing. The agreement calls for the PIPE Placement Agents to receive a contingent fee equal to 1.5% (or $900,000) of the gross proceeds received by the Company from the PIPE financing.

On November 8, 2021, the Company entered into an agreement with certain investment banks (the “FPA Placement Agents”) pursuant to which the FPA Placement Agents will receive a contingent fee equal to 3.5% (or $2,100,000) of the gross proceeds received by the Company from the Forward Purchase Agreements for services in connection with raising the funds to be received pursuant to the Forward Purchase Agreements.

Merger and Acquisition Advisory Agreement

On July 20, 2021, the Company entered into an agreement with an investment bank (the "M&A Advisor) for advisory services such as analyzing, structuring, negotiating, and effecting the Business Combination. In exchange for such services, the Company will pay the M&A Advisor a contingent fee of $3,000,000 which is due and payable only in the event that the Company consummates its initial business combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

All of the 33,934,235 Class A ordinary shares sold as part of the units in our initial public offering and subsequent partial exercise of the underwriters’ over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. The initial fair value of the public warrants was estimated using a Black-Scholes Option Pricing Method - Barrier Option and the fair value of the private placement warrants was estimated using a Modified Black-Scholes Option Pricing Method.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The remeasurement adjustment associated with the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the public warrants and private placement warrants to purchase an aggregate of 17,169,310 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the notes thereto begin on page F-1 of this annual report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness described below.

In connection with the preparation of our financial statements for the period from February 2, 2021 (inception) through December 31, 2021, we identified certain accruals that were not initially recorded in the financial statements for such period. The accruals are recorded in the current accompanying financial statements and appropriately reflected. As part of such process, management concluded that a material weakness in internal control over financial reporting existed related to the process of recording accounts payable and accrued expenses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness described above, we plan to enhance our processes to identify and record potential accruals. Our plans at this time include increased communication with third-party service providers and additional procedures to identify and review subsequent invoices and disbursements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

Our officer and directors are as follows:

Name	Age	Position
Cheng Yin Pan (Ben)	34	Chief Executive Officer and Director
William Keller	74	Independent Director
Mitch Garber	58	Independent Director
Fan (Frank) Yu	52	Independent Director
Sean O’Neill	44	Independent Director

Executive Officer

Cheng Yin Pan (Ben) is our Chief Executive Officer and Director, and is currently the Managing Partner at C Ventures, where he leads its sought-after deals and actively engages in major venture capital and private equity investments across the sectors of healthcare, consumer and technology. Named as “China’s Top 20 Most Outstanding Investor” by Lieyun.com in 2020, Mr. Cheng has helped execute many investments in the aforementioned “unicorns”, such as Xpeng Motors, NIO, JD Logistics, Gojek, FTA, Xiaohongshu and Pony.ai. Under Mr. Cheng’s leadership, C Ventures also invested in GritWorld, a 3D visual graphics rendering engine, and the investment was awarded ChinaVenture’s “Top 10 AI & Big Data Deals” in 2019. Mr. Cheng is also a member of the Advisory Committee of Vertex SEA Fund, a subsidiary of Temasek Holdings, and a member of Venture Committee of Hong Kong Venture Capital and Private Equity Association.

Mr. Cheng has also served as a General Manager at New World Development since March 2016 and the Chief Investment Officer of Private Equity Department at ARTA TechFin Corporation Ltd from July to December 2021. Prior to these roles, Mr. Cheng was an investment banker at Bank of America Merrill Lynch and Standard Chartered Bank. Mr. Cheng’s deal sheet in the Greater China region includes, among others, major corporate finance transactions such as the US$510 million Hong Kong listing of WuXi Biologics (HKEx: 2269) in 2017, the US$3.3 billion take-private of WuXi PharmaTech in 2015, and Temasek’s US$5.7 billion investment in Watson’s in 2014 and US$2.1 billion acquisition of ING’s insurance business in Hong Kong, Macau and Thailand in 2013. Mr. Cheng holds a bachelor’s degree in Quantitative Finance with honors from The Chinese University of Hong Kong.

Directors

William Keller, our independent director, is an experienced professional in the pharmaceuticals industry. Mr. Keller joined Roche Group in Basel in 1972 and served from 1990 to 2003 in several marketing and General Manager positions at Roche Group in South America and Asia. From 1994 to 2003, he oversaw and established Roche in China as the General Manager of Roche China Ltd. and Shanghai Roche Pharmaceutical Ltd. He has also served as the Chairman and Honorary Chairman of Rdpac (Research based foreign Pharmaceutical Association China). In 2003, he founded Keller Pharma Consultancy, a pharmaceutical consulting firm focusing on market entry strategies for foreign biotech companies into the Chinese market and supporting biopharma start-up companies in Shanghai. He has been the Vice Chairman of the Shanghai Association of Enterprises with Foreign Investment (SAEFI) and Deputy General Manager of Zhangjiang Biotech and Pharmaceutical Base Development Co. Ltd.

Currently, Mr. Keller holds directorship as an independent director of WuXi Biologics (HKEx: 2269), Hua Medicine (HKEx: 2552) and Cathay Biotech, an industrial biotechnology company listed on the STAR board. Previously, he served as the Chairman of Coland Holdings (Taiwan Stock Exchange: 4144) and as an independent director at Alexion Pharmaceuticals, Inc., (NASDAQ: ALXN), China Nuokang Bio Pharmaceutical Inc., and Fosun Pharmaceutical Co. ltd. He was also a supervisor and board member of TaiGen Biopharmaceuticals Holding Limited (Taiwan Stock Exchange: 4157) and the Chairman of HBM Biomed China Partners. Since 2014, Mr. Keller has been living in Switzerland. Mr. Keller is an Honorary Citizen of Shanghai.

Mitch Garber, C.M., our independent director, is a Canadian attorney, business executive and philanthropist. Mr. Garber has served as the Chairman of Invest in Canada, a Canadian federal government agency responsible for foreign investment since March 2018. Mr. Garber has served as the Chairman of Cirque du Soleil from August 2015 to September 2020 and participated in the TPG-led buyout of Cirque in 2016. Mr. Garber was the President and CEO of Caesars Interactive Entertainment/Playtika from 2009 to 2016 and the President and CEO of Caesars Acquisition Company from 2013 to 2017, where he led the acquisition of Playtika, an Israeli firm that pioneered free-to-play games on social networks and mobile platforms, which was one of the most successful acquisitions in the social and mobile games industry and the third-largest sale in the history of Israeli-based companies at the time. Mr. Garber also served as the CEO of PartyGaming Plc/PartyBwin from 2006 to 2008 and the CEO of Optimal Payments/ Paysafe from 2003 to 2006. Mr. Garber is currently a board member of the Seattle Kraken of the NHL, Rackspace, LANVIN, Wolford, Shutterfly and Aiola. In addition, Mr. Garber has successfully led companies on NASDAQ, Toronto, and London stock exchanges as well as private companies controlled by private equity firms TPG and Apollo. Mr. Garber holds an undergraduate degree from McGill University, a law degree from the University of Ottawa and an honorary doctorate from the University of Ottawa. Mr. Garber was awarded the Order of Canada in 2019.

Fan (Frank) Yu, our independent director, is the founder, CEO and CIO of Ally Bridge Group, a global healthcare-focused, multi-strategy investment group with a portfolio of healthcare investments in the U.S., China and Europe. Mr. Yu carries a strong track record as an investment manager and dealmaker across multiple funds, strategies and geographies encompassing the U.S., China and Europe. Mr. Yu completed his university education and started his career in New York before working in Hong Kong for over two decades. Previously, Mr. Yu was Managing Director and Head of China Investments at Och-Ziff Capital Management (“OZ”), a leading global hedge fund. Prior to OZ, Mr. Yu was a Managing Director at Goldman Sachs in Hong Kong, where he headed several business units and played instrumental roles in significant restructuring, financing and M&A transactions of leading Chinese companies. Mr. Yu also advised leading global institutions on their China and Asia strategies and transactions. Before Goldman Sachs, Mr. Yu worked at Moody’s in New York, and then Credit Suisse in London and Hong Kong. Since 2010, Mr. Yu has founded, launched and managed multiple funds covering venture, growth, buyout and hedge fund investing from China to the U.S. to Europe. Mr. Yu excels in originating and executing major investment themes such as global life science investing, which has become the primary focus of Mr. Yu and ABG, creating significant deals such as the landmark $3.3 billion take-private of WuXi Pharmatech from NYSE in 2015, and leading the $300 million Series-C investment in GRAIL in 2018. He has expertise in cementing strategic transactions between emerging players and industry leaders across the U.S., China and Europe.

Sean O’Neill, our independent director, was the Chief Digital Officer of Dr. Martens (LSE: DOCS), a British footwear and clothing brand. Dr. Martens was founded in 1947 and completed its listing on the London Stock Exchange in January 2021, at a value of £3.7 billion. Mr. O’Neill joined Dr. Martens in April 2018 as Global Chief Digital Officer and simultaneously joined Dr. Martens’ Global Leadership Team on appointment, spearheading the digital transformation of the company and shifting a wholesale-dominated business to become a Direct-to-Consumer business. Mr. O’Neill has a proven track record of turning around consumer-based businesses by developing strategies and implementing operational excellence across digital, retail and other functions across a company. Mr. O’Neill completed his university education in the United States (Boston University), and since then has had an international career, including working in Latin America, Asia, Europe and the United States. Prior to joining Dr. Martens, Mr. O’Neill was the Group Chief Operating Officer at Sun Capital Partners, overseeing all of the fund’s global consumer portfolio companies. Before that, Mr. O’Neill was an Operational Advisor at Lion Capital, specializing in improving the portfolio’s digital, retail and wholesale channels, and has held operating roles with Gucci Group, Burberry, AllSaints and H&M. Mr. O’Neill started his career in finance, working at Merrill Lynch as an investment banker with the consumer products group, and has held roles managing investments for Advent International and Grupo Ferre Rangel. Mr. O’Neill has a combined experience of finance and operational experience, which has been built from learning from the ground up, and has worked across all regions of the world.

Committees of the Board of Directors

We have three standing committees: an audit committee, a compensation committee and a nominating committee.

Audit Committee

Mitch Garber, Fan (Frank) Yu and Sean O’Neill serve as members of our audit committee. Our board of directors has determined that each of Mitch Garber, Fan (Frank) Yu and Sean O’Neill are independent under the Nasdaq listing standards and applicable SEC rules. Sean O’Neill serves as the chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Sean O’Neill qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits and the adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and
●	reviewing and approving all payments made to our existing shareholders, executive officer or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

The members of our nominating committee are William Keller, Mitch Garber and Fan (Frank) Yu, and William Keller serves as chairman of the nominating committee. Under the Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of William Keller, Mitch Garber and Fan (Frank) Yu are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting director nominees, which is specified in our charter, provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among director nominees recommended by shareholders and other persons.

Compensation Committee

The members of our compensation committee are Mitch Garber and Sean O’Neill, and Mitch Garber serves as chairman of the compensation committee.

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Mitch Garber and Sean O’Neill are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer, evaluating the performance of our Chief Executive Officer in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation and equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officer and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

Our executive officer is not, and in the past year has not served as, a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our officer, directors and employees. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officer and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officer and directors.

We have also entered into agreements with our officer and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. Our officer and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officer or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officer and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officer and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

None of our officer or directors has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officer and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Additionally, in connection with the successful completion of our initial business combination, we may determine to provide a payment to our Sponsor, officer, directors, advisors or our or their affiliates; however any such payment would not be made from the proceeds of the initial public offering held in the trust account and we currently do not have any agreement or arrangement with any such party to do so. Our audit committee reviews on a quarterly basis all payments that were or are to be made to our Sponsor, officer or directors, or our or their affiliates.

After the completion of our initial business combination, our officer or directors who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to our board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year-End

We do not have any equity incentive plans under which to grant awards.

Employment Agreements

We do not currently have any written employment agreements with any of our directors and officer.

Retirement/Resignation Plans

We do not currently have any plans or arrangements in place regarding the payment to our executive officer following such person’s retirement or resignation.

Director Compensation

We have not paid our directors fees in the past for attending board meetings. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our Class A and Class B ordinary shares as of March 4, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Class A and Class B ordinary shares;
●	each of our officer and directors; and
●	all of our officer and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Class A and Class B ordinary shares beneficially owned by them.

The beneficial ownership of our Class A and Class B ordinary shares is based on 43,167,793 ordinary shares issued and outstanding as of March 4, 2022, consisting of 33,934,235 Class A ordinary shares and 9,233,558 Class B ordinary shares.

	Approximate
	Number of Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned(2)	Ordinary Shares
Directors and Officer
Cheng Chi Kong (Adrian)(3)	9,133,558	21.1%
Cheng Yin Pan (Ben)(3)	9,133,558	21.1%
Mitch Garber	25,000	*
William Keller	25,000	*
Fan (Frank) Yu	25,000	*
Sean O’Neill	25,000	*
All executive officer and directors as a group (five individuals)	9,233,558	21.4%
Greater than 5% Holders:
Artisan LLC(3)	9,133,558	21.1%
Segantii Reporting Persons(3)	2,928,649	6.8%
*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 71 Fort Street, PO Box 500, Grand Cayman KY1-1106, Cayman Islands.
(2)	Interests shown consist solely of Class B ordinary shares and the Class A ordinary shares into which these shares will convert concurrently with the consummation of our initial business combination.
(3)	Artisan LLC, our Sponsor, is the record holder of such shares. Cheng Yin Pan (Ben), our Chief Executive Officer, is the manager of Artisan LLC and has voting and investment discretion with respect to the ordinary shares held of record by Artisan LLC. Cheng Chi Kong (Adrian) and Cheng Yin Pan (Ben) disclaim any beneficial ownership of the securities held by Artisan LLC other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	According to an amended Schedule 13G filed with the SEC on January 20, 2022, The Segantii Asia-Pacific Equity Multi-Strategy Fund (the “Fund”) holds 2,928,649 Class A ordinary shares of Artisan. Segantii Capital Management (Cayman) Limited (the “Manager”) serves as the investment manager for the Fund, Segantii Capital Management Limited (the “Investment Advisor”) serves as the investment advisor for the Fund, and Segantii Capital Management (UK) Limited (the “UK Sub-Advisor”) and Segantii Capital Management (USA) LLC serve as the sub-advisors to the Fund (the “US Sub-Advisor”). The Fund, the Manager, the Investment Advisor, the UK Sub-Advisor and the US Sub-Advisor may be deemed to share voting and dispositive power with respect to the 2,928,649 Class A ordinary shares. The principal office of the Fund and the Manager is Campbell Corporate Services Limited, Floor 4, Willow House, Cricket Square, Grand Cayman KY1-9010, Cayman Islands. The principal office of the Investment Advisor is 21/F, 100QRC, 100 Queen’s Road Central, Hong Kong. The principal office of the UK Sub-Advisor is 5th Floor, Aldermary House, 10-15 Queen Street, London, EC4N 1TX, United Kingdom. The principal office of the US Sub-Advisor is 300 Park Avenue, Suite 2502, New York, NY 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On February 4, 2021, our Sponsor paid $25,000 in consideration for 8,625,000 Class B ordinary shares (the “founder shares”). Prior to the initial investment of $25,000 by our Sponsor, we had no assets, tangible or intangible. Following a share capitalization on March 1, 2021, the Sponsor held an aggregate of 10,125,000 founder shares and then, in connection with entering into forward purchase agreements with the anchor investors (the “Forward Purchase Agreements”), transferred to the anchor investors an aggregate of 750,000 founder shares for no cash consideration. On March 8, 2021, the Sponsor transferred 25,000 founder shares to each of our independent directors. On June 25, 2021, the Sponsor forfeited 141,441.25 founder shares as the underwriters’ over-allotment option was not exercised in full. On September 14, 2021 the Sponsor forfeited a further 0.75 founder shares, resulting in the Sponsor owning 9,133,558 founder shares.

The Sponsor has agreed not to, subject to certain limited exceptions, our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Sale of Private Placement Warrants

Simultaneously with the closing of our initial public offering, we consummated the sale of 5,333,333 private placement warrants at a price of $1.50 per warrant to our Sponsor, generating gross proceeds of $8,000,000. Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 524,565 additional private placement warrants at a purchase price of $1.50 per private placement warrants in a private placement to the Sponsor, generating gross proceeds of $786,847.

Each private placement warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from our initial public offering held in the trust account. Subject to certain exceptions, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. If we do not complete an initial business combination within 24 months from the closing of our initial public offering, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

Promissory Note - Related Party

On February 4, 2021, we issued the Promissory Note to the Sponsor, pursuant to which we could borrow up to $300,000 to cover expenses related to our initial public offering. The Promissory Note was non-interest bearing and was payable on the earlier of September 30, 2021 or the consummation of our initial public offering. On July 26, 2021, we repaid the outstanding balance under the Promissory Note of $1,150.

On August 16, 2021, we issued the Second Promissory Note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000. The Second Promissory Note is non-interest bearing and payable upon the consummation of our initial business combination. As of December 31, 2021, we had not borrowed any amount under the Second Promissory Note.

Administrative Services Agreement

The Company entered into an agreement, commencing on May 13, 2021, to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon the completion of a business combination or liquidation, the Company will cease paying these monthly fees.

Forward Purchase Agreements

On March 1, 2021, we entered into the Forward Purchase Agreements with the Sponsor and the anchor investors, which were subsequently amended in connection with the execution of the BCA.

Registration Rights

The holders of the founder shares, private warrants and warrants that may be issued upon conversion of any working capital loans, and any Class A ordinary shares issuable upon the exercise of these warrants have registration and shareholder rights to require the Company to register a sale of any such securities held by them pursuant to a registration and shareholder rights agreement entered into in connection with our initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Concurrently with the execution of the BCA, Artisan, PubCo, the Sponsor and certain shareholders of Prenetics entered into the Registration Rights Agreement, to be effective upon the Closing. Following the execution of the BCA, all existing parties to the Registration Rights Agreement and several shareholders of Prenetics entered into a deed of joinder, pursuant to which such shareholders of Prenetics agreed to be bound by the terms and conditions of, and were granted the registration rights under, the Registration Rights Agreement.

Director Independence

We are required to comply with the applicable rules of such exchange in determining whether a director is independent. Our board of directors has determined that each of William Keller, Mitch Garber, Fan (Frank) Yu and Sean O’Neill qualifies as “independent” as defined under applicable SEC rules and Nasdaq listing standards.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $114,000. The above amount includes interim procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021.

Pre-Approval Policy

Since the formation of our audit committee upon the consummation of our initial public offering, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved all auditing services provided by Marcum set forth above for 2021.

Item 15. Exhibits, Financial Statement Schedules.

a.	The following documents are filed as part of this Annual Report:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

b.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

No.	Description of Exhibit
1.1

Underwriting Agreement, dated May 13, 2021, among the Company, Credit Suisse Securities LLC and UBS Securities LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on May 19, 2021).

2.1

Business Combination Agreement, dated as of September 15, 2021, by and among Artisan Acquisition Corp., Prenetics Global Limited, Prenetics Group Limited, AAC Merger Limited, and PGL Merger Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on September 15, 2021).

3.1

Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on May 19, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-254660) filed with the SEC on March 24, 2021).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-254660) filed with the SEC on March 24, 2021).

No.	Description of Exhibit
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-254660) filed with the SEC on March 24, 2021).
4.4

Warrant Agreement, dated May 13, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on May 19, 2021).

4.5*	Description of Securities of the Company.
10.1

Private Placement Warrants Purchase Agreement, dated May 13, 2021, by and between the Company and Artisan LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on May 19, 2021).

10.2

Investment Management Trust Agreement, dated May 13, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on May 19, 2021).

10.3

Registration and Shareholder Rights Agreement, dated May 13, 2021, by and between the Company and Artisan LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on May 19, 2021).

10.4

Letter Agreement, dated May 13, 2021, by and among the Company, Artisan LLC and the Company’s officer and directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on May 19, 2021).

10.5

Administrative Services Agreement, dated May 13, 2021, by and between the Company and Artisan LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on May 19, 2021).

10.6

Forward Purchase Agreement, dated March 1, 2021, between the Company and Aspex Master Fund (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on May 19, 2021).

10.7

Forward Purchase Agreement, dated March 1, 2021, between the Company and Pacific Alliance Asia Opportunity Fund L.P. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on May 19, 2021).

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-254660) filed with the SEC on March 24, 2021).
10.9	Form of PIPE Subscription Agreements (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on September 15, 2021).
10.10

Deed of Novation and Amendment, dated as of September 15, 2021, by and among Artisan Acquisition Corp., Prenetics Global Limited, Artisan LLC and Aspex Master Fund (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on September 15, 2021).

10.11

Deed of Novation and Amendment, dated as of September 15, 2021, by and among Artisan Acquisition Corp., Prenetics Global Limited, Artisan LLC and Pacific Alliance Asia Opportunity Fund L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on September 15, 2021).

No.	Description of Exhibit
10.12

Sponsor Support Agreement and Deed, dated as of September 15, 2021, by and among Prenetics Global Limited, Prenetics Group Limited, Artisan Acquisition Corp., Artisan LLC, Mr. Cheng Yin Pan, Mr. William Keller, Mr. Mitch Garber, Mr. Fan (Frank) Yu and Mr. Sean O’Neill (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on September 15, 2021).

10.13

Registration Rights Agreement, dated as of September 15, 2021, by and among Prenetics Global Limited, Artisan Acquisition Corp., Artisan LLC and certain individuals (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on September 15, 2021).

10.14	Form of Shareholder Support Agreements (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on September 15, 2021).
10.15

Assignment, Assumption and Amendment Agreement, dated as of September 15, 2021, by and among Prenetics Global Limited, Artisan Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on September 15, 2021).

10.16

Promissory Note, dated as of February 4, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-254660) filed with the SEC on March 24, 2021).

10.17

Second Promissory Note, dated as of August 16, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40411) filed with the SEC on August 16, 2021).

10.18

Securities Subscription Agreement, dated as of February 4, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-254660) filed with the SEC on March 24, 2021).

14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-254660) filed with the SEC on March 24, 2021).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

No.	Description of Exhibit
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

**Furnished herewith

ARTISAN ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Artisan Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Artisan Acquisition Corp. (the “Company”) as of December 31, 2021, the related statement of operations, changes in shareholders’ deficit and cash flows for the period from February 2, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 2, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Boston, MA

March 4, 2022

ARTISAN ACQUISITION CORP.

BALANCE SHEET

December 31, 2021

ASSETS
Current assets:
Cash	$102,212
Prepaid expenses	508,275
Total current assets	610,487
Prepaid insurance - noncurrent	187,010
Investments held in Trust Account	339,380,717
Total Assets	$340,178,214

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$273,985
Accrued professional fees and other expenses	2,911,796
Accrued offering costs	12,650
Accrued expenses - related party	80,000
Total current liabilities	3,278,431
Warrant liabilities	12,248,790
Derivative liability - forward purchase agreement	484,643
Deferred underwriting fee payable	11,876,982
Total Liabilities	27,888,846

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 33,934,235 shares at redemption value	339,342,350

Shareholders’ Deficit
Preference shares, $0.0001 par value; 3,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 33,934,235 shares issued; none outstanding (excluding 33,934,235 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 9,983,558 shares issued and outstanding	999
Additional paid-in capital	24,001
Accumulated deficit	(27,077,982)
Total Shareholders’ Deficit	(27,052,982)
Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$340,178,214

The accompanying notes are an integral part of the financial statements.

ARTISAN ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Professional fees and other expenses	$3,943,227
Loss from operations	(3,943,227)
Expensed offering costs	(534,056)
Unrealized gain on investments held in Trust Account	34,150
Change in fair value of derivative liability - forward purchase agreement	(874,285)
Change in fair value of warrant liabilities	2,005,780
Dividend income on investments held in Trust Account	4,217
Net loss	$(3,307,421)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,119,071
Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.10)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	9,597,539
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.10)

The accompanying notes are an integral part of the financial statements.

ARTISAN ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 2, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	10,125,000	1,013	23,987	—	25,000
Sale of 33,934,235 units in Initial Public Offering, less fair value of public warrants, net of offering costs	33,934,235	3,393	—	—	311,361,776	—	311,365,169
Excess of cash received from Sponsor over fair value of Private Placement Warrants	—	—	—	—	3,807,635	—	3,807,635
Record fair value of initial derivative asset - forward purchase agreement	—	—	—	—	389,642	—	389,642
Forfeiture of Class B ordinary shares	—	—	(141,441)	(14)	14	—	—
Class A ordinary shares subject to possible redemption	(33,934,235)	(3,393)	—	—	(315,528,723)	(23,779,904)	(339,312,020)
Forfeiture of Class B ordinary share	—	—	(1)	—	—	—	—
Reversal of offering costs	—	—	—	—	—	9,343	9,343
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(30,330)	—	(30,330)
Net loss	—	—	—	—	—	(3,307,421)	(3,307,421)
Balance – December 31, 2021	—	$—	9,983,558	$999	$24,001	$(27,077,982)	$(27,052,982)

The accompanying notes are an integral part of the financial statements.

ARTISAN ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(3,307,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Expensed offering costs	534,056
Unrealized gain on investments held in Trust Account	(34,150)
Dividend income on investments held in Trust Account	(4,217)
Change in fair value of forward purchase agreement liability	874,285
Change in fair value of warrant liabilities	(2,005,780)
Changes in operating assets and liabilities:
Prepaid expenses	(695,285)
Accounts payable	273,985
Accrued professional fees and other expenses	2,911,796
Accrued expenses - related party	80,000
Net cash used in operating activities	(1,372,731)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(339,342,350)
Net cash used in investing activities	(339,342,350)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriter’s discount paid	332,555,503
Proceeds from sale of Private Placement Warrants	8,786,847
Proceeds from advance from related party	124,740
Proceeds from promissory note - related party	1,150
Payment of offering costs	(525,057)
Repayment of advance from related party	(124,740)
Repayment of promissory note - related party	(1,150)
Net cash provided by financing activities	340,817,293

Net Change in Cash	102,212
Cash - Beginning of period	—
Cash - End of period	$102,212

Supplemental disclosures of non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$27,977,181
Deferred underwriting fee payable	$11,876,982
Initial classification of derivative asset - forward purchase agreement	$389,642
Offering costs paid by Sponsor in exchange for Class B ordinary shares	$25,000
Offering costs included in accrued offering costs	$12,650
Reversal of accrued offering costs	$9,343
Forfeiture of Class B ordinary shares	$14

The accompanying notes are an integral part of the financial statements.

ARTISAN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

Artisan Acquisition Corp. (the “Company” or “Artisan”) is a blank check company incorporated in the Cayman Islands on February 2, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,333,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant in a private placement to Artisan LLC (the “Sponsor”), generating gross proceeds of $8,000,000, which is discussed in Note 4.

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

Upon closing of the Initial Public Offering and the sale of the Private Placement Warrants and the Over-Allotment Units, a total of $339,342,350 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the exercise of the over-allotment option and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with maturities of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

ARTISAN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

ARTISAN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

ARTISAN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

ARTISAN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Going Concern Consideration

As of December 31, 2021, the Company had $102,212 in cash held outside the Trust Account and a working capital deficit of $2,667,944. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTISAN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

ARTISAN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Investments Held in Trust Account

At December 31, 2021, the $339,380,717 held in the Trust Account was held in money market funds, which are invested in U.S. Treasury securities. The investments held in the Trust Account are presented at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains on investments held in trust account on the accompanying statement of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

All of the 33,934,235 Class A ordinary shares sold as part of the Units in the Initial Public Offering and subsequent partial exercise of the underwriters’ over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$339,342,350
Less:
Proceeds allocated to Public Warrants	(9,275,358)
Issuance costs allocated to Class A ordinary shares	(18,701,823)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	27,977,181
Class A ordinary shares subject to possible redemption	$339,342,350

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a Black-Scholes Option Pricing Method - Barrier Option and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes Option Pricing Method (see Note 9).

ARTISAN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $19,235,879 as a result of the Initial Public Offering (consisting of $6,786,847 of underwriting fees, $11,876,982 of deferred underwriting fees and $572,050 of other offering costs). The Company recorded $18,701,823 of offering costs as a reduction of temporary equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $534,056 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The remeasurement adjustment associated with the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 17,169,310 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events.

ARTISAN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Period from February 2, 2021
	(Inception) Through December 31, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(2,337,177)	$(970,244)
Denominator:
Basic and diluted weighted average shares outstanding	23,119,071	9,597,539
Basic and diluted net loss per share	$(0.10)	$(0.10)

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes that the Company is not exposed to significant risks on such account.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU

ARTISAN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.

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

ARTISAN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The excess of the fair value of the Founder Shares was determined to be an offering cost of a Business Combination in accordance with Staff Accounting Bulletin Topic 5A. The Founders Shares are subject to forfeiture subject to a performance condition (i.e., the Anchor Investors purchasing Forward Purchase Shares and Forward Purchase Warrants upon consummation of a Business Combination). Offering costs related to the Founders Shares are recognized only when the performance condition is probable of occurrence. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no offering costs have been recognized. Offering costs would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified). The offering cost will be allocated to the Forward Purchase Shares and Forward Purchase Warrants based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities will be expensed as incurred in the statement of operations. Offering costs allocated to the Forward Purchase Shares will be charged to shareholders’ equity upon the completion of a Business Combination.

On March 8, 2021, the Sponsor sold 25,000 of its Class B ordinary shares of the Company to each of its four independent director nominees (the “Directors”) (or 100,000 Class B ordinary shares in total) for cash consideration of approximately $0.002 per share (the “Purchase Price”). These awards are subject to ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).

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

On August 16, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Second Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Second Promissory Note is non-interest bearing and payable upon the consummation of a Business Combination. As of December 31, 2021, the Company had not borrowed any amount under the Second Promissory Note.

ARTISAN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Advance from Related Party

As of December 31, 2021, an affiliate of the Sponsor has paid $124,740 to cover certain operating and offering costs on behalf of the Company. On July 26, 2021, the Company repaid the outstanding balance due to the affiliate of the Sponsor.

Administrative Services Agreement

The Company entered into an agreement, commencing on May 13, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. Under this agreement, $80,000 of expenses were incurred for the period from February 2, 2021 (inception) through December 31, 2021. As of December 31, 2021, $80,000 related to this agreement is recorded in accrued expenses - related party on the balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officer may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. No Working Capital Loans were outstanding as of December 31, 2021.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

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

ARTISAN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Placement and Advisory Fees

On July 17, 2021, the Company entered into an agreement (which was amended on October 7, 2021) with certain investment banks (the "PIPE Placement Agents") to assist in raising the funds in the PIPE financing (see Note 1). The agreement calls for the PIPE Placement Agents to receive a contingent fee equal to 1.5% (or $900,000) of the gross proceeds received by the Company from the PIPE Financing.

On July 20, 2021, the Company entered into an engagement letter with an investment bank (the "M&A Advisor") for advisory services such as analyzing, structuring, negotiating, and effecting the Business Combination, pursuant to which the Company will pay the M&A Advisor a fee of $3,000,000 contingent upon the consummation of the Business Combination.

On November 8, 2021, the Company entered into an agreement with certain investment banks (the "FPA Placement Agents") pursuant to which the FPA Placement Agents will receive a contingent fee equal to 3.5% (or $2,100,000) of the gross proceeds received by the Company from the Forward Purchase Agreements (see Note 1) for services in connection with raising the funds to be received pursuant to the Forward Purchase Agreements.

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

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, there were 11,311,412 Public Warrants and 5,857,898 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares— The Company is authorized to issue 3,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 33,934,235 Class A ordinary shares issued and outstanding, including 33,934,235 Class A ordinary shares subject to possible redemption.

Class B ordinary shares— The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 9,983,558 Class B ordinary shares issued and outstanding.

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

ARTISAN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account	$339,380,717	$339,380,717	$—	$—
Liabilities
Derivative liability - forward purchase agreement	$484,643	$—	$—	$484,643

Warrant liability – Public Warrants	$8,031,103	$8,031,103	$—	$—
Warrant liability – Private Placement Warrants	4,217,687	—	4,217,687	—
Total warrant liabilities	$12,248,790	$8,031,103	$4,217,687	$—

The Company utilized a Black-Scholes Option Pricing Method - Barrier Option for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ARTAW. The quoted price of the Public Warrants was $0.71 per warrant as of December 31, 2021.

The Company utilizes a Modified Black-Scholes Option Pricing Method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The expected volatility as of the date of the Initial Public Offering and as of June 30, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. As of December 31, 2021 the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The estimated fair value of the derivative liability for the forward purchase agreement is determined based on the value of the ordinary shares and warrants as compared to the purchase price adjusted for the probability of a Business Combination. As of December 31, 2021, the derivative liability for the forward purchase agreement is classified as Level 3 due to the use of unobservable inputs.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of December 31, 2021 after the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement as of December 31, 2021 due to the use of an observable market quote for a similar asset in an active market.

ARTISAN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The following table provides the significant inputs to the Modified Black-Scholes Option Pricing Method for the fair value of the Private Placement Warrants:

As of May 18,
2021 (Initial
Measurement)
Share price	$9.78
Exercise price	$11.50
Years to expiration	5.00
Volatility	15.00%
Risk-free rate	0.84%
Dividend yield	0.00%
Fair value of warrants	$0.85

The following table provides the significant inputs to the valuation for the forward purchase agreement asset as of May 18, 2021 (initial measurement):

As of May 18,
2021 (Initial
Measurement)
Fair value of unit	$9.93
Present value of forward purchase agreement unit price	$10.00
Time to Business Combination (years)	0.68
Risk-free rate	0.05%
Fair value of forward purchase agreement liability (asset)	$(389,642)

ARTISAN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The following table provides the significant inputs to the valuation for the forward purchase agreement liability as of the December 31, 2021:

At December 31,
2021
Fair value of unit	$10.09
Unit forward price	$10.00
Time to Business Combination (years)	0.25
Risk-free rate	0.09%
Discount factor	99.98%
Probability of Business Combination	90.00%
Fair value of forward purchase agreement liability (asset)	$484,643

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of February 2, 2021 (inception)	$—
Initial measurement as of May 18, 2021	12,343,691
Initial measurement of over-allotment warrants	1,521,237
Transfer of Public Warrants to Level 1 measurement	(12,895,010)
Transfer of Private Placement Warrants to Level 2 measurement	(6,795,162)
Change in fair value	6,309,887
Fair value as of December 31, 2021	$484,643

The Company recognized losses in connection with changes in the fair value of warrant liabilities of $2,005,780 for the period from February 2, 2021 (inception) through December 31, 2021. The Company recognized losses in connection with changes in the fair value of the derivative liability for the forward purchase agreement of $874,285 within change in fair value of derivative liability - forward purchase agreement in the statement of operations for the period from February 2, 2021 (inception) through December 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Artisan Acquisition Corp.

Date: March 4, 2022	By:	/s/ Cheng Yin Pan (Ben)
Name: Cheng Yin Pan (Ben)
Title: Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title

/s/ Cheng Yin Pan (Ben)	Chief Executive Officer and Director
Cheng Yin Pan (Ben)

/s/ William Keller	Director
William Keller

/s/ Mitch Garber	Director
Mitch Garber

/s/ Fan (Frank) Yu	Director
Fan (Frank) Yu

/s/ Sean O’Neill	Director
Sean O’Neill

30