Form 10-Q
period 2022-03-31
Artisan Acquisition Corp.
filed 2022-05-17
CIK 1844840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	ARTAU	The Nasdaq Stock Market LLC

Class A ordinary shares, par value $0.0001 per share	ARTA	The Nasdaq Stock Market LLC

Warrants, each exercisable to purchase one Class A ordinary share for $11.50 per share	ARTAW	The Nasdaq Stock Market LLC

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

As of May 6, 2022, there were 33,934,235 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 9,983,558 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ARTISAN ACQUISITION CORP.

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Balance Sheet as of March 31, 2022 and December 31, 2021 (Audited)	1

	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 2, 2021 (inception) through March 31, 2021	2

	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three months ended March 31, 2022 and for the period from February 2, 2021 (inception) through March 31, 2021	3

	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 2, 2021 (inception) through March 31, 2021	4

	Notes to Condensed Financial Statements	5

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37

Item 4.	CONTROLS AND PROCEDURES	38

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	38

Item 1A.	RISK FACTORS	38

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38

Item 3.	DEFAULTS UPON SENIOR SECURITIES	38

Item 4.	MINE SAFETY DISCLOSURES	39

Item 5.	OTHER INFORMATION	39

Item 6.	EXHIBITS	40

SIGNATURES		41

i

PART 1 — FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

ARTISAN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$12,150	$102,212
Prepaid expenses	552,778	508,275
Total current assets	564,928	610,487
Prepaid insurance - noncurrent	60,135	187,010
Investments held in Trust Account	339,409,112	339,380,717
Derivative asset - forward purchase agreement	309,820	—
Total Assets	$340,343,995	$340,178,214

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$516,489	$273,985
Accrued professional fees and other expenses	3,722,142	2,911,796
Accrued offering costs	12,650	12,650
Accrued expenses - related party	110,000	80,000
Promissory note - related party	13,130	—
Due to related party	1,680	—
Total current liabilities	4,376,091	3,278,431
Warrant liabilities	4,609,940	12,248,790
Derivative liability - forward purchase agreement	—	484,643
Deferred underwriting fee payable	11,876,982	11,876,982
Total Liabilities	20,863,013	27,888,846

Commitments and Contingencies (Note 6)
Redeemable Class A Ordinary Shares
Class A ordinary shares subject to possible redemption, 33,934,235 shares at redemption value	339,342,350	339,342,350

Shareholders' Deficit
Preference shares, $0.0001 par value; 3,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 33,934,235 shares issued; none outstanding (excluding 33,934,235 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 9,983,558 shares issued and outstanding	999	999
Additional paid-in capital	24,001	24,001
Accumulated deficit	(19,886,368)	(27,077,982)
Total Shareholders' Deficit	(19,861,368)	(27,052,982)
Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders' Deficit	$340,343,995	$340,178,214

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTISAN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period
		from February 2,
		2021 (Inception)
	Three Months Ended	Through
	March 31,	March 31,
	2022	2021
Professional fees and other expenses	$1,270,094	$5,500
Loss from operations	(1,270,094)	(5,500)
Dividend income on investments held in Trust Account	28,395	—
Change in fair value of forward purchase agreement	794,463	—
Change in fair value of warrant liabilities	7,638,850	—
Net income (loss)	$7,191,614	$(5,500)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	33,934,235	—
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.16	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	9,983,558	9,000,000
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.16	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTISAN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

	Three Months Ended March 31, 2022
					Total
	Class B Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance – January 1, 2022	9,983,558	999	24,001	(27,077,982)	(27,052,982)
Net income	—	—	—	7,191,614	7,191,614
Balance – March 31, 2022	9,983,558	$999	$24,001	$(19,886,368)	$(19,861,368)

	For the Period from February 2, 2021 (Inception) Through March 31, 2021
	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - February 2, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	9,983,558	999	24,001	—	25,000
Net loss	—	—	—	(5,500)	(5,500)
Balance – March 31, 2021	9,983,558	$999	$24,001	$(5,500)	$19,500
(1)

Class B ordinary shares retroactively restated for the forfeiture of 141,441 Class B ordinary shares in June 2021 after the partial exercise of the over-allotment option and the surrender of 1 Class B ordinary share by the Sponsor for no consideration in September 2021.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTISAN ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from February 2,
	Three Months Ended	2021 (Inception)
	March 31,	Through March
	2022	31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$7,191,614	$(5,500)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend income on investments held in Trust Account	(28,395)	—
Change in fair value of forward purchase agreement asset	(794,463)	—
Change in fair value of warrant liabilities	(7,638,850)	—
Changes in operating assets and liabilities:
Prepaid expenses	82,372	—
Accounts payable	242,504	—
Accrued expenses	810,346	5,500
Accrued expenses - related party	30,000	—
Net cash used in operating activities	(104,872)	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	13,130	—
Proceeds from advance from related party	1,680	—
Net cash provided by financing activities	14,810	—

Net Change in Cash	(90,062)	—
Cash - Beginning of period	102,212	—
Cash - End of period	$12,150	$—

Supplemental disclosures of non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$206,819
Deferred offering costs included in due to related party	$—	$104,140
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the three months ended March 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021 relates to the Company's formation, the initial public offering ("Initial Public Offering"), which is described below and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Sponsor has agreed to waive (i) redemption rights with respect to its Founder Shares (as defined in Note 5) and Public Shares held by it in connection with the completion of a Business Combination, (ii) redemption rights with respect to any Founder Shares (as defined in Note 5) and Public Shares held by it in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other material provision relating to shareholders’ rights and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 5) held if the Company fails to complete an initial Business Combination within 24 months from the closing of the Initial Public Offering. However, if the sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within 24 months from the closing of the Initial Public Offering.

The Company has 24 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

MARCH 31, 2022

(UNAUDITED)

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

The BCA provides for, among other things, the following transactions: (i) Artisan will merge with and into Merger Sub 1, with Merger Sub 1 being the surviving entity in the merger, and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Initial Merger”), and (ii) following the Initial Merger, Merger Sub 2 will merge with and into Prenetics, with Prenetics being the surviving entity in the merger, and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Acquisition Merger”). The Initial Merger, the Acquisition Merger and the other transactions contemplated by the BCA are hereinafter referred to as the “Prenetics Business Combination.”

The Prenetics Business Combination is subject to customary closing conditions, including, without limitation, the required approval by Artisan’s shareholders.

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

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Amendment to Business Combination Agreement

On March 30, 2022, (i) the Company, (ii) PubCo, (iii) Merger Sub 1, (iv) Merger Sub 2 and (v) Prenetics entered into the Amendment to Business Combination Agreement (the “BCA Amendment”) to the previously announced Business Combination Agreement by and among Artisan, PubCo, Merger Sub 1, Merger Sub 2 and Prenetics (the “Original BCA”).

The BCA Amendment provides, among other things, that (i) the exchange ratio at which each Class A ordinary share, par value $0.0001 per share, of Artisan (each an “Artisan Share”) issued and outstanding immediately prior to the effective time of the Initial Merger (excluding Artisan Shares that are held by Artisan shareholders that validly exercise their redemption rights, Artisan Shares that are held by Artisan shareholders that exercise and perfect their relevant dissenters’ rights and Artisan treasury shares) shall be cancelled in exchange for the right to receive the number of newly issued PubCo Class A Ordinary Shares equal to the Class A Exchange Ratio (as defined below); (ii) the number of PubCo Class A Ordinary Shares issuable upon exercise of each PubCo warrant converted from each whole Artisan public warrant is amended from one to the Class A Exchange Ratio; (iii) the “Price per Share” for the purpose of calculating the exchange ratio at which Prenetics shares exchange into PubCo Class A Ordinary Shares in the Acquisition Merger is reduced to an amount equal to (a) (x) $1,150,000,000 minus (y) $20,520,000, divided by (b) the Fully-Diluted Company Shares (as defined below); and (iv) the size of the board of directors of PubCo immediately following the closing of Acquisition Merger will be reduced from six members to five members.

“Class A Exchange Ratio” is defined in the BCA Amendment as the lower of: (A) 1.29; and (B) (1) (x) the Post-Redemption SPAC Share Number (as defined below), plus (y) 3,000,000, divided by (2) the Post-Redemption SPAC Share Number. “Fully-Diluted Company Shares” is defined in the Original BCA to mean, without duplication, (a) the aggregate number of Prenetics shares (i) that are issued and outstanding immediately prior to the effective time of the Acquisition Merger and (ii) that are issuable upon the exercise of all Prenetics restricted share units, options, warrants, convertible notes and other equity securities of Prenetics that are issued and outstanding immediately prior to the effective time of the Acquisition Merger, including an aggregate of 776,432 shares to be issued by Prenetics as deferred consideration of Prenetics Limited’s acquisition of Oxsed Limited, minus (b) Prenetics’ treasury shares. “Post-Redemption SPAC Share Number” is defined in the BCA Amendment as (a) the aggregate number of Artisan Shares outstanding as of immediately prior to the Class B Recapitalization (as defined below), minus (b) the treasury shares held by Artisan and outstanding immediately prior to the Class B Recapitalization, minus (c) the Artisan Shares subject to the redemptions outstanding immediately prior to the Class B Recapitalization.

The foregoing description of the BCA Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the BCA Amendment.

PIPE Financing (Private Placement)

Concurrently with the execution of the BCA, certain investors (the “PIPE Investors”) entered into share subscription agreements (each, a “PIPE Subscription Agreement”), pursuant to which the PIPE Investors agreed to subscribe for and purchase PubCo Class A ordinary shares at $10.00 per share for an aggregate purchase price of $60,000,000 (the “PIPE Investment”). Pursuant the PIPE Subscription Agreements, the obligations of the parties to consummate the PIPE Investment are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) all conditions precedent under the BCA having been satisfied or waived (other than those to be satisfied at the closing of the Prenetics Business Combination), (ii) the accuracy of representations and warranties in all material respects and (iii) material compliance with covenants.

Amendment to PIPE Subscription Agreements

Concurrently with the execution of the BCA Amendment, each PIPE Subscription Agreement was amended pursuant to an amendment agreement (each a “PIPE Amendment Agreement”) such that the PIPE Investors agreed to subscribe for and purchase a total of PubCo Class A Ordinary Shares in such number equal to the product of (i) 6,000,000 multiplied by (ii) the Class A Exchange Ratio, for an aggregate purchase price of $60,000,000.

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The foregoing description of the PIPE Amendment Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the PIPE Amendment Agreements.

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

Concurrently with the execution of the BCA Amendment, the Deeds of Novation and Amendment were amended pursuant to deeds of amendment (each a “FPA Amendment Deed”), which provide, among other things, that (i) immediately prior to the consummation of the Initial Merger, the aggregate of 750,000 outstanding Founder Shares held by the Anchor Investors shall be exchanged and converted into 750,000 Artisan Shares on an one-for-one basis (the “FPA Share Conversion”); (ii) the Anchor Investors agreed to purchase an aggregate of (a) PubCo Class A Ordinary Shares in such number equal to the product of (x) 6,000,000 multiplied by (y) the Class A Exchange Ratio and (b) 1,500,000 redeemable PubCo warrants, for an aggregate purchase price of $60,000,000; and (iii) the period during which the Anchor Investors are contractually restricted from transferring or otherwise disposing of any PubCo Class A Ordinary Shares acquired by the Anchor Investors in the Initial Merger by virtue of holding Artisan Shares is reduced from one year after the closing of Acquisition Merger to six months after the closing of Acquisition Merger, subject to earlier release if certain criteria are met.

The foregoing description of the FPA Amendment Deeds does not purport to be complete and is qualified in its entirety by the terms and conditions of the FPA Amendment Deeds.

Sponsor Support Agreement

Concurrently with the execution of the BCA, the Sponsor, Artisan, PubCo and certain directors and officer of Artisan listed thereto entered into a Sponsor support agreement and deed (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed to, among other things, (i) vote all Artisan shares held by Sponsor in favor of the transactions contemplated by the BCA and the other transaction documents and the related transaction proposals, (ii) vote against any proposals that would or would be reasonably likely to in any material respect impede the transactions contemplated by the BCA or any related transaction proposal, (iii) not transfer any share of Artisan until termination of the Sponsor Support Agreement, (iv) waive or not otherwise perfect any anti-dilution or similar protection with respect to any Class B ordinary shares of Artisan, (v) not elect to have any share of Artisan redeemed in connection with the Prenetics Business Combination, and (vi) release Artisan, PubCo, Prenetics, and their respective subsidiaries from and against any and all actions, obligations, agreements, debts and liabilities whatsoever, whether known or unknown, both at law and in equity, which Artisan or any of its affiliates now has, has ever had or may hereafter have against Artisan, PubCo, Prenetics, and their respective subsidiaries arising on or prior to the closing or on account of or arising out of any matter occurring on or prior to the closing, except for claims with respect to the BCA, the ancillary documents to the BCA, and certain rights to indemnification or fee reimbursement. Each of the Sponsor and the independent directors of Artisan has also agreed, within certain periods of time from the closing of the Prenetics Business Combination and subject to certain exceptions, not to sell, transfer, tender, grant, pledge, assign or otherwise dispose of (including by gift, tender or exchange offer, merger or operation of law), encumber, hedge or utilize a derivative to transfer the economic interest in any of the PubCo Class A ordinary shares and PubCo Warrants (as applicable) acquired in connection with the Initial Merger and PubCo Class A ordinary shares received upon the exercise of any PubCo warrants (as applicable).

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Concurrently with the execution of the BCA Amendment, parties to the Sponsor Support Agreement entered into a deed of amendment to the Sponsor Support Agreement (the “Amendment to Sponsor Support Agreement”), which provides, among other things, that (i) the period during which the Sponsor is contractually restricted from transferring or otherwise disposing of 50% of the PubCo Class A Ordinary Shares acquired by it in the Initial Merger by virtue of holding Artisan Shares is reduced from one year after the closing of Acquisition Merger to 6 months after the closing of Acquisition Merger; and (ii) the period during which the Sponsor is contractually restricted from transferring or otherwise disposing of the remaining 50% of the PubCo Class A Ordinary Shares acquired by it in the Initial Merger by virtue of holding Artisan Shares is reduced from 18 months after the closing of Acquisition Merger to 12 months after the closing of Acquisition Merger, in each case subject to earlier release if certain criteria are met.

Concurrently with the entry into the BCA Amendment, PubCo, Prenetics, Artisan, the Sponsor and the Artisan independent directors entered into a Sponsor Forfeiture and Conversion Agreement (the “Sponsor Agreement”), pursuant to and subject to the terms of which, among other things, immediately prior to the consummation of the Initial Merger, (i) all 9,133,558 outstanding Class B ordinary shares, par value of $0.0001 per share, of Artisan (each a “Director Founder Share”) held by Sponsor shall be exchanged and converted into the number of Artisan Shares equal to (x) 6,933,558, divided by (y) the Class A Exchange Ratio; (ii) the aggregate of 100,000 outstanding Director Founder Shares held by the Artisan independent directors shall be exchanged and converted into the number of Artisan Shares equal to (x) 100,000, divided by (y) the Class A Exchange Ratio; and (iii) the Sponsor shall automatically irrevocably surrender and forfeit to Artisan for no consideration, as a contribution to capital, the number of Artisan private placement warrants equal to (x) 5,857,898, minus (y) the quotient obtained by dividing 5,857,898 by the Class A Exchange Ratio (the foregoing transactions described in (i) through (iii), together with the FPA Share Conversion (as defined below), collectively, the “Class B Recapitalization”).

The foregoing description of the Sponsor Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor Agreement.

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

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Shareholder Support Agreements

Concurrently with the execution of the BCA, Artisan, PubCo, Prenetics and certain shareholders of Prenetics entered into shareholder support agreements and deeds (the “Shareholder Support Agreements”), pursuant to which each such shareholder of Prenetics has agreed to, among other things, (i) vote all Prenetics shares held by such shareholder in favor of the transactions contemplated by the BCA and the other transaction documents, (ii) vote against any proposals that would or would be reasonably likely to in any material respect impede the transactions contemplated by the BCA, (iii) not transfer any share of Prenetics until termination of the Shareholder Support Agreement, and (iv) within certain periods of time from the closing of the Prenetics Business Combination and subject to certain exceptions, not sell, transfer, tender, grant, pledge, assign or otherwise dispose of (including by gift, tender or exchange offer, merger or operation of law), encumber, hedge or utilize a derivative to transfer the economic interest in any of the shares of PubCo issued in connection with the Acquisition Merger or upon settlement of the restricted share units of PubCo.

Concurrently with the execution of the BCA Amendment, parties to the Shareholder Support Agreement entered into a deed of amendment to the Shareholder Support Agreement (the “Amendment to Shareholder Support Agreement”), which provides, among other things, that (i) the period during which Mr. Yeung is contractually restricted from transferring or otherwise disposing of 50% of the equity securities of PubCo acquired by him in the Acquisition Merger by virtue of holding equity securities of Prenetics is reduced from one year after the closing of Acquisition Merger to 6 months after the closing of Acquisition Merger; and (ii) the period during which Mr. Yeung is contractually restricted from transferring or otherwise disposing of the remaining 50% of the equity securities of PubCo acquired by him in the Acquisition Merger by virtue of holding equity securities of Prenetics is reduced from 18 months after the closing of Acquisition Merger to 12 months after the closing of Acquisition Merger, in each case subject to earlier release if certain criteria are met.

The foregoing description of the Amendment to Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amendment to Sponsor Support Agreement.

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

Going Concern Consideration

As of March 31, 2022, the Company had $12,150 in cash held outside the Trust Account and a working capital deficit of $3,811,163. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 4, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The investments held in the Trust Account are presented at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains on investments held in trust account on the accompanying condensed statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information. At March 31, 2022 and December 31, 2021, the investments held in the Trust Account totaled $339,409,112 and $339,380,717, respectively.

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

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The fair value of the Public Warrants (as defined in Note 3) was estimated using a Black-Scholes Option Pricing Method - Barrier Option and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes Option Pricing Method (see Note 9).

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

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The remeasurement adjustment associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,169,310 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except shares outstanding):

			For the period from February
	Three Months Ended		2, 2021 (inception) through
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$5,556,789	$1,634,825	$—	$(5,500)
Denominator:
Basic and diluted weighted average shares outstanding	33,934,235	9,983,558	—	9,000,000
Basic and diluted net income (loss) per share	$0.16	$0.16	$—	$(0.00)

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

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The carrying amounts reflected in the condensed balance sheets for current assets and current liabilities approximate fair value due to their short-term nature.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's condensed financial statements.

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

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 4, 2021, the Sponsor made a capital contribution of an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 8,625,000 Class B ordinary shares (the “Founder Shares”). On March 1, 2021, the Company effected a share capitalization pursuant to which an additional 1,500,000 Founder Shares were issued for no consideration, resulting in there being 10,125,000 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The Founder Shares include an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment option is not exercised in full, so that the sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus 6,000,000 Class A ordinary shares to be sold pursuant to the Forward Purchase Agreements (see Note 1). On May 25, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 3,934,235 Units, resulting in the subsequent forfeiture of 141,441 Class B ordinary shares. On September 14, 2021, the Sponsor surrendered 1 Class B ordinary share for no consideration.

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

The excess of the fair value of the Founder Shares was determined to be an offering cost of a Business Combination in accordance with Staff Accounting Bulletin Topic 5A. The Founders Shares are subject to forfeiture subject to a performance condition (i.e., the Anchor Investors purchasing Forward Purchase Shares and Forward Purchase Warrants upon consummation of a Business Combination). Offering costs related to the Founders Shares are recognized only when the performance condition is probable of occurrence. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no offering costs have been recognized. Offering costs would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified). The offering cost will be allocated to the Forward Purchase Shares and Forward Purchase Warrants based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities will be expensed as incurred in the condensed statements of operations. Offering costs allocated to the Forward Purchase Shares will be charged to shareholder’s equity upon the completion of a Business Combination.

On March 8, 2021, the Sponsor sold 25,000 of its Class B ordinary shares of the Company to each of its four independent director nominees (the “Directors”) (or 100,000 Class B ordinary shares in total) for cash consideration of approximately $0.002 per share (the “Purchase Price”). These awards are subject to ASC 718, Compensation – Stock Compensation (“ASC 718”).

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Advance from Related Party

As of March 31, 2022, an affiliate of the Sponsor paid $1,680 to cover certain operating costs on behalf of the Company.

Administrative Support Agreement

The Company entered into an agreement, commencing on May 13, 2021, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of March 31, 2022 and December 31, 2021, $110,000 and $80,000 related to this agreement is recorded in accrued expenses - related party on the condensed balance sheets, respectively.

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

On August 16, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Second Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Second Promissory Note is non-interest bearing and payable upon the consummation of a Business Combination. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Second Promissory Note, in whole or in part, into Private Placement Warrants at a price of $1.50 per Private Placement Warrant. As promptly after notice by the Sponsor to the Company to convert the principal balance of the Second Promissory Note, which must be made at least 24 hours prior to the consummation of a Business Combination, as reasonably practicable and after the Sponsor's surrender of the Second Promissory Note, the Company shall have issued and delivered to the Sponsor, without any charge to the Sponsor, a warrant certificate or certificates (issued in the name(s) requested by the Sponsor), or made appropriate book-entry notation on the books and records of the Company, for the number of Private Placement Warrants of the Company issuable upon the conversion of the Second Promissory Note. As of March 31, 2022 and December 31, 2021, the Company owed $13,130 and $0 under the Second Promissory Note, respectively.

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

As of March 31, 2022 and December 31, 2021, there were 11,311,412 Public Warrants and 5,857,898 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. SHAREHOLDERS' (DEFICIT) EQUITY

Preference shares— The Company is authorized to issue 3,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 33,934,235 Class A ordinary shares issued and outstanding, including 33,934,235 Class A ordinary shares subject to possible redemption.

Class B ordinary shares— The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 9,983,558 Class B ordinary shares issued and outstanding.

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

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account	$339,409,112	$339,409,112	$—	$—
Derivative asset - forward purchase agreement	$309,820	$—	$—	$309,820
Liabilities

Warrant liability – Public Warrants	$3,021,278	$3,021,278	$—	$—
Warrant liability – Private Placement Warrants	1,588,662	—	1,588,662	—
Total warrant liabilities	$4,609,940	$3,021,278	$1,588,662	$—

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account	$339,380,717	$339,380,717	$—	$—
Liabilities
Derivative liability - forward purchase agreement	$484,643	$—	$—	$484,643

Warrant liability – Public Warrants	$8,031,103	$8,031,103	$—	$—
Warrant liability – Private Placement	4,217,687	—	4,217,687	—
Total warrant liabilities	$12,248,790	$8,031,103	$4,217,687	$—

The Company utilized a Black-Scholes Option Pricing Method - Barrier Option for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ARTAW. The quoted price of the Public Warrants was $0.27 per warrant as of March 31, 2022 and $0.71 as of December 31, 2021.

The Company utilizes a Modified Black-Scholes Option Pricing Method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the condensed statements of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The expected volatility as of the date of the Initial Public Offering and was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of March 31, 2022 and December 31, 2021 was implied from the Company’s own Public Warrant pricing. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. As of March 31, 2022 and December 31, 2021, the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The estimated fair value of the derivative asset/liability for the forward purchase agreement is determined based on the value of the ordinary shares and warrants as compared to the purchase price adjusted for the probability of a Business Combination. As of March 31, 2022 and December 31, 2021, the derivative asset/liability for the forward purchase agreement is classified as Level 3 due to the use of unobservable inputs.

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The following table provides the significant inputs to the valuation for the forward purchase agreement (asset) liability as of March 31, 2022 and December 31, 2021:

	At March 31,	At December 31,
	2022	2021
Fair value of unit	$9.94	$10.09
Unit forward price	$10.00	$10.00
Time to Business Combination (years)	0.17	0.25
Risk-free rate	0.35%	0.09%
Discount factor	99.94%	99.98%
Probability of Business Combination	90.00%	90.00%
Fair value of forward purchase agreement liability (asset)	$(309,820)	$484,643

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of February 2, 2021 (inception)	$—
Initial measurement as of May 18, 2021	12,343,691
Initial measurement of over-allotment warrants	1,521,237
Transfer of Public Warrants to Level 1 measurement	(12,895,010)
Transfer of Private Placement Warrants to Level 2 measurement	(6,795,162)
Change in fair value	6,309,887
Fair value as of December 31, 2021	484,643
Change in fair value	(794,463)
Fair value as of March 31, 2022	$(309,820)

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $7,638,850 and $0 within change in fair value of warrant liabilities in the condensed statements of operations during the three months ended March 31, 2022 and for the period from February 2, 2021 (inception) through March 31, 2021, respectively. The Company recognized gains in connection with changes in the fair value of the derivative forward purchase agreement of $794,463 and $0 within change in fair value of forward purchase agreement in the condensed statements of operations during the three months ended March 31, 2022 and for the period from February 2, 2021 (inception) through March 31, 2021, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than those subsequent events described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Through the date that these condensed financial statements were issued, the Company drew an additional $54,541 under the Second Promissory Note.

On May 9, 2022, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, a total of 28,205,766 (64.22%) of Artisan’s issued and outstanding ordinary shares held of record at the close of business on March 4, 2022, the record date for the Extraordinary General Meeting, were present either in person or by proxy, which constituted a quorum for the transaction of business.

ARTISAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Based on the results of the Extraordinary General Meeting, and subject to the satisfaction or waiver of certain other closing conditions under the Business Combination Agreement and as described in the Proxy Statement/Prospectus, the closing of Business Combination and other transactions contemplated by the Business Combination Agreement is expected to be completed on May 18, 2022. Following the consummation of the Business Combination and other transactions contemplated by the Business Combination Agreement, the Class A ordinary shares and warrants of PubCo are expected to begin trading on the Nasdaq Stock Market under the symbols “PRE” and “PRENW,” respectively, on May 18, 2022.

On May 9, 2022, shareholders elected to redeem 28,878,277 of the Company’s Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling approximately $288,932,975. Subsequent to such redemptions, 5,055,958 Class A ordinary shares remained in the Trust Account.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Artisan Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Artisan LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Amendment to Business Combination Agreement

On March 30, 2022, (i) the Company, (ii) PubCo, (iii) Merger Sub 1, (iv) Merger Sub 2 and (v) Prenetics entered into the Amendment to Business Combination Agreement (the “BCA Amendment”) to the previously announced Business Combination Agreement by and among Artisan, PubCo, Merger Sub 1, Merger Sub 2 and Prenetics (the “Original BCA”).

The BCA Amendment provides, among other things, that (i) the exchange ratio at which each Class A ordinary share, par value $0.0001 per share, of Artisan (each an “Artisan Share”) issued and outstanding immediately prior to the effective time of the Initial Merger (excluding Artisan Shares that are held by Artisan shareholders that validly exercise their redemption rights, Artisan Shares that are held by Artisan shareholders that exercise and perfect their relevant dissenters’ rights and Artisan treasury shares) shall be cancelled in exchange for the right to receive the number of newly issued PubCo Class A Ordinary Shares equal to the Class A Exchange Ratio (as defined below); (ii) the number of PubCo Class A Ordinary Shares issuable upon exercise of each PubCo warrant converted from each whole Artisan public warrant is amended from one to the Class A Exchange Ratio; (iii) the “Price per Share” for the purpose of calculating the exchange ratio at which Prenetics shares exchange into PubCo Class A Ordinary Shares in the Acquisition Merger is reduced to an amount equal to (a) (x) $1,150,000,000 minus (y) $20,520,000, divided by (b) the Fully-Diluted Company Shares (as defined below); and (iv) the size of the board of directors of PubCo immediately following the closing of Acquisition Merger will be reduced from six members to five members.

“Class A Exchange Ratio” is defined in the BCA Amendment as the lower of: (A) 1.29; and (B) (1) (x) the Post-Redemption SPAC Share Number (as defined below), plus (y) 3,000,000, divided by (2) the Post-Redemption SPAC Share Number. “Fully-Diluted Company Shares” is defined in the Original BCA to mean, without duplication, (a) the aggregate number of Prenetics shares (i) that are issued and outstanding immediately prior to the effective time of the Acquisition Merger and (ii) that are issuable upon the exercise of all Prenetics restricted share units, options, warrants, convertible notes and other equity securities of Prenetics that are issued and outstanding immediately prior to the effective time of the Acquisition Merger, including an aggregate of 776,432 shares to be issued by Prenetics as deferred consideration of Prenetics Limited’s acquisition of Oxsed Limited, minus (b) Prenetics’ treasury shares. “Post-Redemption SPAC Share Number” is defined in the BCA Amendment as (a) the aggregate number of Artisan Shares outstanding as of immediately prior to the Class B Recapitalization (as defined below), minus (b) the treasury shares held by Artisan and outstanding immediately prior to the Class B Recapitalization, minus (c) the Artisan Shares subject to the redemptions outstanding immediately prior to the Class B Recapitalization.

The foregoing description of the BCA Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the BCA Amendment.

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

Amendment to PIPE Subscription Agreements

Concurrently with the execution of the BCA Amendment, each PIPE Subscription Agreement was amended pursuant to an amendment agreement (each a “PIPE Amendment Agreement”) such that the PIPE Investors agreed to subscribe for and purchase a total of PubCo Class A Ordinary Shares in such number equal to the product of (i) 6,000,000 multiplied by (ii) the Class A Exchange Ratio, for an aggregate purchase price of $60,000,000.

The foregoing description of the PIPE Amendment Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the PIPE Amendment Agreements.

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

Concurrently with the execution of the BCA Amendment, the Deeds of Novation and Amendment were amended pursuant to deeds of amendment (each a “FPA Amendment Deed”), which provide, among other things, that (i) immediately prior to the consummation of the Initial Merger, the aggregate of 750,000 outstanding Founder Shares held by the Anchor Investors shall be exchanged and converted into 750,000 Artisan Shares on an one-for-one basis (the “FPA Share Conversion”); (ii) the Anchor Investors agreed to purchase an aggregate of (a) PubCo Class A Ordinary Shares in such number equal to the product of (x) 6,000,000 multiplied by (y) the Class A Exchange Ratio and (b) 1,500,000 redeemable PubCo warrants, for an aggregate purchase price of $60,000,000; and (iii) the period during which the Anchor Investors are contractually restricted from transferring or otherwise disposing of any PubCo Class A Ordinary Shares acquired by the Anchor Investors in the Initial Merger by virtue of holding Artisan Shares is reduced from one year after the closing of Acquisition Merger to six months after the closing of Acquisition Merger, subject to earlier release if certain criteria are met.

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

Concurrently with the execution of the BCA Amendment, parties to the Sponsor Support Agreement entered into a deed of amendment to the Sponsor Support Agreement (the “Amendment to Sponsor Support Agreement”), which provides, among other things, that (i) the period during which the Sponsor is contractually restricted from transferring or otherwise disposing of 50% of the PubCo Class A Ordinary Shares acquired by it in the Initial Merger by virtue of holding Artisan Shares is reduced from one year after the closing of Acquisition Merger to 6 months after the closing of Acquisition Merger; and (ii) the period during which the Sponsor is contractually restricted from transferring or otherwise disposing of the remaining 50% of the PubCo Class A Ordinary Shares acquired by it in the Initial Merger by virtue of holding Artisan Shares is reduced from 18 months after the closing of Acquisition Merger to 12 months after the closing of Acquisition Merger, in each case subject to earlier release if certain criteria are met.

Concurrently with the entry into the BCA Amendment, PubCo, Prenetics, Artisan, the Sponsor and the Artisan independent directors entered into a Sponsor Forfeiture and Conversion Agreement (the “Sponsor Agreement”), pursuant to and subject to the terms of which, among other things, immediately prior to the consummation of the Initial Merger, (i) all 9,133,558 outstanding Class B ordinary shares, par value of $0.0001 per share, of Artisan (each a “Director Founder Share”) held by Sponsor shall be exchanged and converted into the number of Artisan Shares equal to (x) 6,933,558, divided by (y) the Class A Exchange Ratio; (ii) the aggregate of 100,000 outstanding Director Founder Shares held by the Artisan independent directors shall be exchanged and converted into the number of Artisan Shares equal to (x) 100,000, divided by (y) the Class A Exchange Ratio; and (iii) the Sponsor shall automatically irrevocably surrender and forfeit to Artisan for no consideration, as a contribution to capital, the number of Artisan private placement warrants equal to (x) 5,857,898, minus (y) the quotient obtained by dividing 5,857,898 by the Class A Exchange Ratio (the foregoing transactions described in (i) through (iii), together with the FPA Share Conversion (as defined below), collectively, the “Class B Recapitalization”).

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

Concurrently with the execution of the BCA Amendment, parties to the Shareholder Support Agreement entered into a deed of amendment to the Shareholder Support Agreement (the “Amendment to Shareholder Support Agreement”), which provides, among other things, that (i) the period during which Mr. Yeung is contractually restricted from transferring or otherwise disposing of 50% of the equity securities of PubCo acquired by him in the Acquisition Merger by virtue of holding equity securities of Prenetics is reduced from one year after the closing of Acquisition Merger to 6 months after the closing of Acquisition Merger; and (ii) the period during which Mr. Yeung is contractually restricted from transferring or otherwise disposing of the remaining 50% of the equity securities of PubCo acquired by him in the Acquisition Merger by virtue of holding equity securities of Prenetics is reduced from 18 months after the closing of Acquisition Merger to 12 months after the closing of Acquisition Merger, in each case subject to earlier release if certain criteria are met.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in our trust account after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $7,191,614, which resulted from a change in the fair value of warrant liabilities of $7,638,850, a change in fair value of the forward purchase agreement derivative liability of $794,463, and the unrealized gain on investments held in the trust account of $28,395, partially offset by formation and operating costs of $1,270,094.

For the period from February 2, 2021 (inception) through March 31, 2021, we had a net loss of $5,500, which resulted fully from formation and operating costs.

Liquidity and Capital Resources

For the three months ended March 31, 2022, net cash used in operating activities was $104,872, which was due to the change in the fair value of warrant liabilities of $7,638,850, the change in fair value of the forward purchase agreement derivative liability of $794,463, and unrealized gain on investments held in the trust account of $28,395, partially offset by our net income of $7,191,614 and changes in working capital accounts of $1,165,222.

For the period from February 2, 2021 (inception) through March 31, 2021, net cash used in operating activities was $0,  which was due to our net loss of $5,500, offset by the change in accrued expenses of $5,500.

Net cash provided by financing activities for the for the three months ended March 31, 2022 of $14,810 was comprised of $13,130 in proceeds from the promissory note – related party and $1,680 in proceeds from the advance from related party.

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

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Promissory Notes – Related Party

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

On August 16, 2021, we issued an unsecured promissory note to the Sponsor (the “Second Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000. The Second Promissory Note is non-interest bearing and payable upon the consummation of our initial business combination. As of March 31, 2022 and December 31, 2021, we had borrowed $13,130 and $0 under the Second Promissory Note, respectively.

Advance from Related Party

As of March 31, 2022, an affiliate of our Sponsor paid $1,680 to cover certain operating costs on behalf of the Company.

Underwriters Agreement

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

Administrative Services Agreement

The Company entered into an agreement, commencing on May 13, 2021, to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon the completion of a business combination or liquidation, the Company will cease paying these monthly fees. As of March 31, 2022 and December 31, 2021, $110,000 and $80,000 related to this agreement is recorded in accrued expenses – related party on the condensed balance sheets, respectively.

Forward Purchase Agreement

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

Merger and Acquisition Advisory Agreement

On July 20, 2021, the Company entered into an agreement with an investment bank (the “M&A Advisor”) for advisory services such as analyzing, structuring, negotiating, and effecting the Business Combination. In exchange for such services, the Company will pay the M&A Advisor a contingent fee of $3,000,000 which is due and payable only in the event that the Company consummates its initial business combination.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The initial fair value of the public warrants was estimated using a Black-Scholes Option Pricing Method – Barrier Option and the fair value of the private placement warrants was estimated using a Modified Black-Scholes Option Pricing Method.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The remeasurement adjustment associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the public warrants and private placement warrants to purchase an aggregate of 17,169,310 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

In connection with the preparation of our condensed financial statements for the period from February 2, 2021 (inception) through December 31, 2021, we identified certain accruals that were not initially recorded in the financial statements for such period. The accruals are recorded in the current accompanying condensed financial statements and appropriately reflected. As part of such process, management concluded that a material weakness in internal control over financial reporting existed related to the process of recording accounts payable and accrued expenses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1

Amendment to Business Combination Agreement, dated as of March 30, 2022, by and among Artisan Acquisition Corp., Prenetics Global Limited, Prenetics Group Limited, AAC Merger Limited, and PGL Merger Limited ( (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on March 31, 2022).

10.1

Sponsor Forfeiture and Conversion Agreement, dated as of March 30, 2022, by and among Prenetics Global Limited, Prenetics Group Limited, Artisan Acquisition Corp., Artisan LLC, Mr. William Keller, Mr. Mitch Garber, Mr. Fan (Frank) Yu and Mr. Sean O’Neill (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on March 31, 2022).

10.2	Form of PIPE Amendment Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on March 31, 2022).
10.3	Form of FPA Amendment Deeds (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on March 31, 2022).
10.4

Amendment to Sponsor Support Agreement, dated as of March 30, 2022, by and among Prenetics Global Limited, Prenetics Group Limited, Artisan Acquisition Corp., Artisan LLC, Mr. Cheng Yin Pan, Mr. William Keller, Mr. Mitch Garber, Mr. Fan (Frank) Yu and Mr. Sean O’Neill (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on March 31, 2022).

10.5

Amendment to Shareholder Support Agreement, dated as of March 30, 2022, by and among Prenetics Global Limited, Prenetics Group Limited, Artisan Acquisition Corp., Mr. Danny Yeung and Mr. Lawrence Tzang (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40411) filed with the SEC on March 31, 2022).

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

Artisan Acquisition Corp.

Date: May 17, 2022	By:	/s/ Cheng Yin Pan (Ben)
Name: Cheng Yin Pan (Ben)
Title: Chief Executive Officer and Director